Form 10-K
period 1996-03-31
FORE SYSTEMS INC /DE/
filed 1996-07-01
CIK 920000

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission file number 0-24156

                               FORE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                               25-1628117
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation or organization)

174 THORN HILL ROAD, WARRENDALE, PENNSYLVANIA            15086-7586
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (412) 772-6600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------             -----------------------------------------
              None                                     Not applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of May 31, 1996, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $2,967,497,492 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

    The number of shares of the registrant's Common Stock outstanding as of the close of business on May 31, 1996 was 89,148,176 (shares have been retroactively adjusted for the two-for-one Common Stock split effected in the form of a Common Stock dividend paid on June 3, 1996 to stockholders of record on May 20, 1996).

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the definitive Proxy Statement of FORE Systems, Inc. (the "Company") to be furnished in connection with the solicitation of proxies by the Company's Board of Directors for use at the 1996 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

     FORE Systems, Inc. (the "Company" or "FORE Systems") is a leader in the design, development, manufacture and sale of high-performance networking products based on Asynchronous Transfer Mode ("ATM") technology. ATM provides dramatically greater speed and total capacity than conventional networking technologies. ATM improves the performance of today's network applications, and also enables new applications that integrate video, audio and data communications. The Company believes that it currently offers the most comprehensive ATM product line available, including ForeRunner(R) ATM switches and adapter cards, PowerHub(R) local area network ("LAN") switches for ATM connectivity, CellPath(TM) wide area network ("WAN") multiplexing products for WAN access, ForeThought(TM) internetworking software and ForeView(TM) network management software.

     The Company's networking products enable customers to connect computers to form clusters, workgroups and LANs, to build backbones for enterprise-wide networks and to provide transparent, end-to-end LAN and WAN connectivity. The Company's networking products are designed to be both flexible and scalable, allowing customers to increase the capacity and extend the utility of their existing networks or to install a new ATM-based network. As of March 31, 1996, the Company had delivered networking solutions to approximately 2,000 customers, including Fortune 500 companies, telecommunications service providers, government agencies, research institutions and universities. The Company markets its products internationally, and sales outside the United States accounted for approximately 39%, 35% and 35% of FORE Systems' revenue for the years ended March 31, 1996, 1995 and 1994, respectively.

NETWORKING OVERVIEW

BACKGROUND

     In recent years, the power of personal computers ("PCs"), workstations and network servers has increased dramatically, and these computers have been linked into LANs to share applications and data. These LANs have, in turn, been linked into WANs that enable all of the client and server machines in an enterprise to communicate with each other in enterprise-wide networks.

     In addition, the greater computational power of PCs and workstations and their interconnection into LANs and WANs have made possible new networked applications, which often require integrated video, audio and data content. These new applications have changed the way people work and communicate, blurring the distinctions between telephone, cable, Internet access and other telecommunications services, all of which require network infrastructures that offer higher levels of performance, capacity and scalability than can be provided by conventional networking technologies.

CONVENTIONAL NETWORKING TECHNOLOGIES

     Conventional networking technologies, such as Ethernet, Fast Ethernet, Token Ring and Fiber Distributed Data Interface ("FDDI") are often referred to as shared-medium networking technologies because they require computers to contend for the total capacity or "bandwidth" of the network. As the number of computers in the network and the volume of network traffic grow, these conventional networking technologies are placed under ever-greater stress. The performance of an application running over a shared-medium network is unpredictable because it depends on the amount of competition from other computers contending to use the network. The task of managing an enterprise network becomes even more difficult and costly when the network includes WAN links and transmits multiple types of network traffic.

     Conventional LAN and WAN networking technologies are faced with the problems of insufficient bandwidth, administrative burden and incompatibility between LANs and WANs. The Company believes that only ATM offers the combination of superior performance, scalable bandwidth, simplicity of management, ability to link geographically dispersed LANs into an enterprise-wide backbone and use of a single protocol across LANs and WANs that is necessary to address these shortcomings.

ATM NETWORKING SOLUTIONS

     ATM technology transcends many of the limitations imposed by conventional networking technologies. ATM is the first technology that spans both LANs and WANs and has been endorsed as a standard by the computer and telecommunications industries. ATM provides a dramatic increase in bandwidth throughout the network, carrying both LAN and WAN traffic faster than conventional networking technologies. ATM also provides a flexible platform for application deployment, transparently tying branch locations into central headquarters. In addition, because it can seamlessly integrate all types of network traffic, ATM easily accommodates future network growth and expansion.

     An ATM-based network is also significantly easier to configure and administer than a comparable conventional network. Network capacity can be increased simply by adding ATM switches, obviating the need for network segmentation and extensive downtime. ATM seamlessly integrates LANs and WANs, facilitating the transmission of data from desktop to backbone to wide area and back to the desktop through a variety of standardized physical interfaces, all of which support a single set of ATM protocols.

     ATM is also an enabling technology, making possible new ways of doing business using network applications that would be impractical on conventional networks. These new applications range from desktop video conferencing and real-time dissemination of financial market information to two-way cable architectures based on ATM that provide transmission speeds more than a thousand times faster than today's commonly used analog modems.

ATM ARCHITECTURE

     In an ATM network, all data is divided into and transported in small, fixed-size "cells," rather than the larger variable-size "packets" used in conventional network technologies. Text messages, data files and digitized images, as well as continuous streams of video and audio, are all converted into cells for transmission and are reassembled as necessary at their destinations by ATM adapter cards.

     ATM cells are then transmitted from the adapter card in each computer to an ATM switch, which redirects each cell either through another ATM switch or directly to its destination. Unlike conventional networks, an ATM network has sufficient capacity to handle traffic on all of the incoming links simultaneously, so that the performance of an application is not affected by unrelated "cross traffic" from other networked computers. ATM technology permits multiple users to transmit and receive data simultaneously over multiple "virtual connections" rather than contending for network access. This is similar to the way a telephone call, once established, is not affected by the number of other callers using the network at any given time. Each ATM switch is able to maintain thousands of these virtual connections between pairs of senders and receivers, thereby supporting the concurrent transmission of data among numerous participants in the network.

     ATM technology can be integrated easily into customers' existing network environments. ATM switches can serve as the backbone of an enterprise-wide network, and existing departmental LANs can be connected to the ATM backbone by means of LAN access switches that support Ethernet, Fast Ethernet and FDDI or other conventional technologies and convert them to ATM. ATM can form the basis of a collaborative workgroup comprised of individual PCs, workstations and servers equipped with ATM adapter cards. In such a workgroup, ATM can serve as a complete, desktop-to-desktop network solution.

     As LAN data, WAN data and WAN voice networks converge, ATM is emerging as the technology that can provide the network infrastructure to integrate voice, video and data applications at a high level of performance, capacity and scalability. The Company believes that the integration of LANs and WANs will continue and that ATM will be the technology underlying the interactive broadband architecture of future network environments.

STRATEGY

     FORE Systems' goal is to enhance its leadership position in the networking industry by implementing the following strategies(1):

FOCUS ON ATM

     FORE Systems is a leader in the ATM market and believes that ATM will be the core technology underlying switched enterprise-wide networks and the convergence of LAN data, WAN data and WAN voice environments in broadband networks. The Company intends to remain a leader in ATM networking by developing new and enhanced ATM products and by participating in organizations that set ATM standards and ensure ATM interoperability.

DELIVERING COST-EFFECTIVE SOLUTIONS

     FORE Systems intends to continue to deliver LAN and WAN access products that provide cost-effective "on-ramps" to ATM. The Company believes that by offering products that provide a smooth and seamless migration path from existing networking technologies to ATM, it will speed deployment of ATM and enable customers to enjoy the benefits of ATM without sacrificing their investment in legacy equipment. To that end, FORE Systems now offers the PowerHub family of multilayer LAN switching products that smooth the migration from legacy networks to ATM backbones as well as CellPath WAN multiplexing products that allow customers to consolidate voice, video and data applications at branch locations onto a single communications link.

ACQUISITIONS

     In response to evolving market needs, the Company has made, and may continue to make, acquisitions that add products and technologies and enhance the Company's ability to offer customers a smooth migration path to ATM. The Company completed four acquisitions in fiscal 1996, each of which provided the Company with products or technology that extended the "on-ramps" to ATM. In addition to the acquisition of ALANTEC Corporation ("ALANTEC"), which provided the Company with the PowerHub family of multilayer LAN switches, and of CellAccess Technology, Inc., which develops digital access products that strengthen the Company's WAN and remote access capabilities, the Company acquired Applied Network Technology, Inc., a developer of high-performance, low-cost Ethernet switching solutions, and RainbowBridge Communications, Inc., a developer of multiprotocol routing software.

STRATEGIC ALLIANCES

     To expand its market reach, the Company plans to continue to form strategic alliances with original equipment manufacturers, third party application developers, distributors and resellers. The Company's ForeThought partners program now includes more than forty-five companies with whom FORE Systems is working to accelerate the deployment of ATM across a variety of application areas. These application areas include LAN and WAN data, WAN voice transmission, embedded ATM applications, and residential and corporate broadband applications. The Company believes that the ForeThought partners program helps to spread the influence of its ATM technology across many sectors of the networking market.

- ---------
(1) Certain statements made herein or elsewhere in this report are forward-looking statements and should be read in conjunction with the risk factors that begin on page 10 of this Annual Report on Form 10-K.

MARKETING, SALES AND SUPPORT

     The Company plans to increase sales in North America by expanding its direct sales and marketing operations and by continuing to develop relationships with third-party channel distributors. In fiscal 1996, the Company implemented its North American Channel Partners Program, which targets various types of resellers, including network integrators, system integrators, telecommunications service providers, LAN value added resellers and distributors. Internationally, the Company plans to continue to add third-party channel distributors. The Company also intends to continue to provide comprehensive technical support, which is an important factor in customers' decisions to deploy ATM. The Company's technical support staff is expert in a wide variety of hardware and software networking environments and offers support services to customers on many different platforms.

PRODUCTS

     FORE Systems' products work together to provide a complete ATM internetworking solution. These products include ForeRunner ATM switches and adapter cards, PowerHub LAN switches for ATM connectivity, CellPath WAN multiplexing products for WAN access, ForeThought internetworking software and ForeView network management software.

FORERUNNER ATM SWITCHES AND ADAPTER CARDS

     The Company offers the ForeRunner family of ATM switches for use in workgroup, LAN backbone and WAN applications. As of March 31, 1996, the installed base of ForeRunner ATM switches consisted of approximately 65,000 ports.

     ForeRunner ATM switches provide a non-blocking switch capacity that ranges from 2.5 to 10 gigabits per second (Gbps) for up to 96 connections. In each case, the ATM connections can be made with a variety of physical media interfaces and speeds. The supported media include UTP-5 copper wire and multimode and single mode fiber optic cabling. The supported speeds for ForeRunner ATM switches used in workgroup and LAN backbone applications are 25 megabits per second (Mbps), 155 Mbps and 622 Mbps, and for those used in WAN applications, 1.5 Mbps (2 Mbps in Europe), 34 Mbps (45 Mbps in Europe), 155 Mbps and 622 Mbps. Any of the switch ports can be connected to another ATM switch so that a large network can be constructed from a "mesh" of ATM switches. ForeRunner ATM switches include integral control processors that run the Company's ForeThought switch control software. The compact size and low power consumption enable them to be easily installed in wiring closets.

     The Company's modular ATM switches are designed to accept a family of LAN and WAN network modules that provide high-speed communications from the desktop to the WAN. Network modules are hot-swappable and can be upgraded in the field to accommodate different physical media and link speeds.

     ForeRunner ATM adapter cards allow computers to communicate over ATM networks. The Company offers ATM adapter card products for a wider array of platforms than any of its competitors. The Company currently offers ForeRunner ATM cards for all major Unix and PC platforms, including Windows 95, Windows NT and Apple Macintosh. The Company's ForeRunner 200E-Series of high-performance adapter cards are optimized for network servers and feature advanced cell processing architecture. The Company's new ForeRunner LE(TM) Series adapter cards are optimized for desktop client machines.

POWERHUB LAN SWITCHES

     The PowerHub line of LAN switches combines bandwidth capability, flexible connectivity and high-performance bridging and routing, enabling customers to migrate to ATM without sacrificing their investment in their existing LANs. The PowerHub product line provides flexible, intelligent switching for Ethernet, Fast Ethernet, FDDI and ATM networks. The Company also offers the ES-3810 Ethernet workgroup switch with an optional 155 Mbps ATM uplink.

CELLPATH WAN MULTIPLEXERS

     The CellPath line of WAN multiplexers extends the reach of ATM to non-ATM sites and applications. These products adapt and aggregate traffic from PBXs, routers and videoconferencing equipment onto wide area transmission lines. CellPath products are available for low and moderate traffic requirements and for high-end application support.

FORETHOUGHT INTERNETWORKING SOFTWARE AND FOREVIEW NETWORK MANAGEMENT SOFTWARE

     The Company believes that the quality of its ATM software has been, and will continue to be, a significant factor in differentiating its products from those of other vendors. The Company's ForeThought internetworking software products include ATM switch control software and device driver software for the Company's ATM adapter cards. ForeThought software supports ATM Forum standards as well as offering additional functionality and is at the heart of the Company's entire product line.

     The Company's ForeView network management software offers a graphical front panel interface to monitor and configure virtual channels and paths, configure port hardware, monitor line errors, set line loopbacks, collect network usage information and manage virtual LANs. ForeView network management software can be integrated with HP OpenView, Cabletron Spectrum and SunNet Manager, or can run standalone on a variety of platforms.

MARKETS AND CUSTOMERS

     The Company's networking solutions address a broad market for switched networking products. As of March 31, 1996, approximately 2,000 customers worldwide had purchased FORE Systems' products. Representative customers include:

Commercial                                    Telecommunications
- ----------                                    ------------------
Advantis                                      AT&T
Allied Signal Technical Services Corp.        Bell Atlantic Corporation
Amoco Production Company                      Bellcore
Boeing Computer Services                      France Telecom
Cablevision Lightpath, Inc.                   Helsinki Telecom
DHL Systems, Inc.                             MCI Communications Corporation
Donaldson, Lufkin & Jenrette                  Nippon Telegraph and Telephone Corporation
Ford Motor Company                            Northern Telecom
General Electric Company                      Norwegian Telecom Research
Microsoft Corporation                         NYNEX Corp. Science and Technology Inc.
Minnesota Supercomputing Center, Inc.         Sprint Corporation
Motorola                                      Sprint Technology, Inc.
Rockwell International
Time Warner Cable
TRW Systems, Inc.
Westinghouse Electric Corporation

Educational                                   Governmental Agencies and Laboratories
- -----------                                   --------------------------------------
Columbia University                           NASA Lewis Research Center
Cornell University                            National Weather Service
Carnegie Mellon University                    Naval Research Laboratory
Massachusetts Institute of Technology         Sandia National Laboratories
Michigan State University                     United States Department of Defense
National University of Singapore              United States Department of Energy
                                              United States Department of Justice

     Revenue from United States government customers represented 7%, 7% and 10% of the Company's revenue for the years ended March 31, 1996, 1995 and 1994, respectively. These United States government customers include more than twenty different agencies, each of which makes its own procurement decisions. During the years ended March 31, 1996, 1995 and 1994, no single customer accounted for 10% or more of the Company's revenue.

CUSTOMER SERVICE AND SUPPORT

     The Company is dedicated to providing comprehensive customer support. The Company's technical support staff is expert in a wide variety of hardware and software networking environments and offers support services to customers on many different computing platforms. The Company's support organization, which is available at the customer's site, as well as by telephone, facsimile, pager and electronic mail, assists customers in resolving ATM adoption issues and in understanding the interaction of the Company's ATM solutions with other networking products and with a variety of computing platforms. The Company's support services are available on an ongoing basis to customers who enter into service agreements, typically for renewable one-year periods. Support engineers are based at the Company's headquarters facility in suburban Pittsburgh, at its San Jose offices and at certain of its field offices, to provide rapid response to customers' needs.

MARKETING, SALES AND DISTRIBUTION

     The Company believes that the purchasing decisions of customers in networking markets are based largely upon technological features, interoperability with other vendors' equipment, vendor reputation and price. Customers' purchasing decisions are also influenced by different factors depending upon the functions the network products are expected to perform. For example, purchasers who buy ATM desktop connectivity products are motivated by the ability of the products to support specific, high-performance applications, while customers for ATM-based backbone products generally focus upon technological features and interoperability, and customers for ATM WAN products are influenced by certification by wide area service vendors, such as telephone companies and long-distance carriers.

     To reach customers in each of these markets, the Company devotes significant effort to publicizing the benefits of ATM networking technology. The Company attends relevant industry trade shows, advertises in trade publications, mails product information to targeted potential customers, conducts telemarketing campaigns and deploys its sales force to market its products directly to end-users of the Company's products. The Company also participates in industry associations and standards-setting bodies such as the ATM Forum. In addition, the Company conducts training and educational seminars for customers and distributors.

     The Company's products are sold to end-users via a direct sales force, independent distributors and third-party channel distributors. As of March 31, 1996, the Company maintained a sales force of approximately 170 sales specialists in its headquarters in suburban Pittsburgh and in its domestic and foreign offices. These specialists call directly on current and potential customers to evaluate their networking needs and to recommend the Company's products. In addition, as of March 31, 1996, the Company had 92 independent distributors in the United States and 63 countries around the world.

     For the years ended March 31, 1996, 1995 and 1994, the Company's sales outside the United States accounted for approximately 39%, 35% and 35% of consolidated net sales, respectively. See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this report for a geographic breakdown of the Company's product revenue from sales to customers outside the United States for the years ended March 31, 1996, 1995 and 1994.

STRATEGIC RELATIONSHIPS

     To enable the Company to reach broader markets and more customers, the Company has established relationships with original equipment manufacturers, third party application developers, distributors and resellers. The Company's ForeThought partners program now includes more than forty-five companies to whom FORE Systems has licensed its ForeThought internetworking software in order to accelerate the deployment of ATM across a variety of application areas. These application areas include LAN and WAN data, WAN voice transmission, embedded ATM applications, and residential and corporate broadband applications. The Company believes that the ForeThought partners program helps to spread the influence of its ATM technology across many sectors of the networking market.

     The Company entered into a Master Purchase Agreement with Cabletron Systems, Inc. ("Cabletron") in November 1992. Under that agreement, which was amended in January 1994, an ATM switch module developed by the Company is being distributed by Cabletron as a component of its MMAC Plus Hub. The Company also entered into an agreement with Northern Telecom Limited in January 1995, under which the Company supplies ForeThought and ForeView ATM software and ForeRunner ATM switch components for use in Northern Telecom products.

COMPETITION

     The networking industry is intensely competitive. Many networking companies, including 3Com Corporation; Bay Networks, Inc.; Cabletron Systems, Inc.; Cascade Communications, Corp.; Cisco Systems, Inc.; Newbridge Networks Corporation; and Xylan Corporation, and certain computer companies, including Digital Equipment Corporation; International Business Machines Corporation; and Sun Microsystems, Inc., have introduced, or have announced their intention to develop, networking products that are, or will be, competitive with the Company's products. The Company expects that other companies will also enter markets in which the Company competes. In addition, companies with interests in other segments of the ATM market, such as central-office equipment vendors, long-distance carriers and cable television operators, may seek to apply their expertise to the ATM markets served by the Company. Many of these current and prospective competitors have greater name recognition, a larger installed base of networking products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than does the Company.

     The Company expects intense price competition to persist in the networking industry. The Company has lowered prices on a regular basis and added new products and features without increasing prices. There can be no assurance that the Company will be able to compete successfully in such a price environment. If such pricing pressures are not mitigated by cost reductions or charges in product mix, the Company's business, results of operations and financial condition could be materially adversely affected.

BACKLOG

     The Company manufactures its products based upon its forecast of customers' demand and maintains inventories of finished products in advance of receiving firm orders from customers. Orders are generally placed by customers on an as-needed basis and products are shipped within one to four weeks following receipt of an order. In general, customers may cancel or reschedule orders without penalty. Accordingly, the Company does not maintain a substantial backlog, and backlog as of any particular date may not be indicative of sales in any succeeding period.

MANUFACTURING

     The Company's manufacturing operations consist primarily of final assembly, testing and quality control of subassemblies and finished units. Materials used by the Company in its manufacturing processes include semiconductors such as microprocessors, memory chips and other integrated circuits, printed circuit boards, power supplies and enclosures. The Company plans to use third-party, "turnkey" manufacturing arrangements to produce certain products in order to benefit from the reduced unit costs available to such manufacturers for commodity components and to improve the Company's ability to fill an increasing volume of orders in a timely fashion.

     All of the materials used in the Company's products are purchased under contracts and purchase orders with third parties. While the Company believes that many of the materials used in the production of its products are generally readily available from a variety of sources, certain components are available from one or a limited number of suppliers. Among these sole- or limited-source components are microprocessors (obtained from Intel Corporation), memory chips (obtained from Integrated Device Technologies, Inc., Micron Semiconductor and Samsung Semiconductor, Inc.), ATM framing, segmentation and reassembly chips (obtained from PMC-Sierra, Inc., LSI Logic Corporation and Integrated Device Technologies, Inc., respectively), pre-formed enclosures (obtained from Electronic Manufacturing Systems), optical data links (obtained from Hewlett-Packard Components) and Application Specific Integrated Circuits ("ASICs") (obtained from Toshiba America Electronic Components, Inc., LSI Logic Corporation and Lucent Technologies).

     The lead times for delivery of certain of these components, including ASICs, can be at least twelve weeks. If the Company fails to forecast its requirements accurately for such long lead-time components, then it may experience shortages which could result in product shipment delays which would adversely affect the Company.

RESEARCH AND PRODUCT DEVELOPMENT

     In the years ended March 31, 1996, 1995 and 1994, the Company incurred costs of approximately $31,212,000, $13,054,000 and $5,207,000 (13.3%, 12.3%
and 13.2% of total revenue), respectively, for research and development activities. At March 31, 1996, the Company had an engineering staff of 335, located at its suburban Pittsburgh headquarters, and in its offices in the Boston, MA; San Jose, CA and Washington, D.C. areas.

INTELLECTUAL PROPERTY

     While the Company believes that its success is ultimately dependent upon its ability to innovate and to enhance its presence in the networking market, its capacity to compete successfully in that market depends, in part, upon its ability to protect proprietary technology contained in its products. The Company currently relies upon a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The Company has also entered into confidentiality and invention assignment agreements with its employees and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of the Company's technologies or independent third-party development of similar technologies. The development of alternative, proprietary ATM and other technologies by third parties could adversely affect the competitiveness of the Company's products. Further, the laws of some countries do not provide the same degree of protection of the Company's proprietary information as do the laws of the United States. Finally, the Company's adherence to industry-wide technical standards and specifications may limit the Company's opportunities to provide proprietary product features capable of protection.

     The Company, like other companies in the networking industry, is also subject to the risk of litigation alleging infringement of third-party intellectual property rights. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such claims could require the Company to expend significant sums in litigation, pay damages, develop non-infringing technology or acquire licenses to the technology which is the subject of asserted infringement.

EMPLOYEES

     At March 31, 1996, the Company employed 977 individuals on a full-time basis. Of these, 335 were involved in engineering, 412 were employed in sales, marketing and customer support, 111 were engaged in manufacturing and the remaining 119 were devoted to executive management, administration, finance and strategic planning. The Company considers its relations with its employees to be good and has not experienced any interruption of operations as a result of labor disagreements.

                              CERTAIN RISK FACTORS

     The following risk factors, in addition to the risks described elsewhere in the description of the Company's business in this report, may cause actual results to differ materially from those in any forward-looking statements contained under the caption "Strategy" or elsewhere in this report or made in the future by the Company or its representatives:

SUBSTANTIAL DEPENDENCE ON ATM; EARLY STAGE OF MARKET DEVELOPMENT. ATM is an industry standard for high-speed local-area and wide-area networking. Although many network equipment suppliers have introduced or announced plans to introduce ATM-based products and several public carriers have implemented or announced plans to implement ATM services, the ATM market is still emerging and only a limited number of users have installed ATM networks. Sales of ATM networking products and related services are expected to continue to account for a substantial portion of the Company's revenue for the foreseeable future. The Company's business strategy is based on the belief that ATM will be the technology underlying switched enterprise-wide networks as well as the interactive broadband architecture of future network environments. Accordingly, the Company's business opportunities and results of operations will be dependent on continued growth and market acceptance of ATM technology and in the ability of the Company to offer products that provide a smooth and seamless migration path from existing networking technologies to ATM. In the event that networking products based on ATM fail to achieve broad commercial acceptance, the Company would be materially adversely affected.

MANAGEMENT OF GROWTH. The Company has experienced rapid growth, both in sales and in the number of its employees, which has placed and could continue to place a significant strain on its resources. Certain of the Company's senior management and other key employees have not had previous experience in managing a large company. The integration of ALANTEC, which was acquired by the Company in February 1996, in addition to the integration of three smaller companies, acquired during the 1996 fiscal year, has required, and will continue for the foreseeable future to require, substantial attention from senior management and key employees of the Company. In addition, the Company may in the future acquire additional businesses, products or technologies. There can be no assurance that the Company will be able to manage its expansion or integrate the operations of any businesses, products or technologies it has acquired or may in the future acquire; the failure to do so could materially adversely affect the Company.

EVOLVING INDUSTRY STANDARDS AND RAPID TECHNOLOGICAL DEVELOPMENT. The markets for the Company's products are characterized by evolving industry standards and rapid technological development. The Company's success will depend, in part, upon its ability to influence the development of industry standards, to maintain its technological leadership, to enhance and expand its existing product offerings and to develop in a timely manner new products which achieve market acceptance. The Company believes that its ability to compete successfully is also dependent upon the continued compatibility and interoperability of its products with products and architectures offered by various vendors and on the timely development of industry standards. There can be no assurance that the Company will be able effectively to address the compatibility and interoperability issues raised by technological changes or that new industry standards will be developed in a timely manner. The Company would be materially adversely affected if it were to incur significant delays or be unsuccessful in developing new products or enhancements, if any such products or enhancements did not gain market acceptance, or if a delay in the creation of industry standards resulted in customers deciding not to deploy ATM in their networks or to delay such deployment. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products noncompetitive or obsolete.

DEPENDENCE ON KEY PERSONNEL. The Company's success to date has been significantly dependent on the contributions of its founders, Eric C. Cooper, Onat Menzilcioglu, Francois J. Bitz and Robert D. Sansom, and the loss of the services of one or more of them could have a material adverse effect on the Company. The Company's success also depends, to a significant extent, upon a number of other key employees. The loss of the services of one or more of these key employees also could have a material adverse effect on the Company. The Company believes that its future success will depend not merely on retaining its key personnel, but also upon its ability to attract and retain additional highly-skilled technical, managerial, manufacturing, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be able to anticipate accurately, or to obtain, the personnel that it may require in the future. The failure to obtain needed personnel, when and as needed, could have a material adverse effect on the Company.

DEPENDENCE ON CUSTOMERS. Revenue from United States government agencies represented approximately 7%, 7% and 10% of the Company's revenue on a consolidated basis for the years ended March 31, 1996, 1995 and 1994, respectively. These United States government customers include more than twenty different agencies, each of which makes its own procurement decisions. These government customers may from time to time reduce their budgets and expenditures or cancel orders. In addition, current Congressional initiatives to balance the federal budget could curtail spending of government agencies in a manner which may lead such customers to reduce their expenditures for the Company's products. Reductions in sales to current customers, if not offset by sales to new or existing customers, could have a material adverse effect on the Company.

INTERNATIONAL SALES, REGULATORY STANDARDS AND CURRENCY EXCHANGE. International sales accounted for approximately 39% of the Company's revenue on a consolidated basis for the year ended March 31, 1996. The Company expects that international sales will continue to be a significant portion of its business as it seeks to expand its international presence. However, there can be no assurance that the Company's revenue from international sales will continue to increase in the future; a decline in international sales could have a material adverse effect on the Company. While the Company's current products are designed to meet relevant regulatory requirements of foreign markets in which they are sold, any inability to obtain any required foreign regulatory approvals on a timely basis could have a material adverse effect on the Company. Additionally, the Company's international business may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand and slower payment of invoices, as well as by risks such as increases in duty rates, difficulties in distribution and constraints upon international trade.

EFFECT OF ECONOMIC AND MARKET CONDITIONS. Sales of networking products fluctuate, from time to time, based on numerous factors, including customers' capital spending levels and general economic conditions. Future declines in networking product sales, as a result of general economic conditions or for any other reason, could have a material adverse effect on the Company.

LIMITED OPERATING HISTORY; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company was founded in April 1990 and first shipped products in November 1991. Although the Company has historically experienced increasing sales, the Company may experience fluctuations in operating results in the future, both on an annual and a quarterly basis, caused by various factors, including general economic conditions, specific economic conditions in the computer networking industry, the size and timing of customer orders, the pattern and seasonality of customer purchasing cycles, the introduction of new products by the Company or its competitors, the mix of products sold and the mix of product channels through which products are sold. In addition, as a strategic response to a changing competitive environment, the Company may elect, from time to time, to make certain pricing, product or marketing decisions, and any such decisions could have a material adverse effect on its periodic results of operations, including revenue and profits from quarter to quarter.

POTENTIAL VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has been and may continue to be volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, changes in financial estimates by, or expectations or recommendations of, securities analysts, general market conditions and sales of substantial amounts of the Company's Common Stock in the public market, or the prospect of such sales, may have a significant effect on the market price of its Common Stock.

ANTITAKEOVER EFFECT OF CERTAIN CHARTER, BY-LAW AND OTHER PROVISIONS. Certain provisions of the Company's Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated By-laws and Delaware law could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of such provisions allow the Company to issue preferred stock with rights senior to those of the Common Stock and impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions.

ITEM 2.  PROPERTIES.

     The Company's principal offices are located in a 60,000 square foot facility leased by the Company in Warrendale, Pennsylvania (a suburb of Pittsburgh) and two nearby facilities totaling an additional 136,000 square feet. Approximately 58% of the space in these facilities is used or reserved for manufacturing, engineering, product development and testing. The balance of the space is used or reserved for sales, marketing and other general administrative activities. The Company also leases facilities in various parts of the United States and in foreign countries. Included among those facilities are regional offices located in San Jose, CA; Boxborough, MA; Bethesda, MD; New York, NY; Birmingham, England and Tokyo, Japan. The Company believes that its present facilities are well maintained and in good operating condition.

     During fiscal 1996, the Company entered into agreements to lease new headquarters and operating facilities, totaling approximately 300,000 square feet, which will be constructed on land purchased by the Company. The Company will lease the facilities under a ten-year operating lease and has options to renew the lease for two additional five-year terms. See Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this report for a description of these agreements.

ITEM 3.  LEGAL PROCEEDINGS.

     In April 1994, ALANTEC was notified that, on March 23, 1994, a suit had been filed in the Santa Clara County, California Superior Court by two founders and one former employee of ALANTEC against certain former directors, a former officer and several stockholders of ALANTEC ("Defendants"), seeking damages for alleged breaches of fiduciary duties by the Defendants in the course of various transactions in which ALANTEC obtained additional financing in exchange for the issuance of convertible preferred stock. While ALANTEC was not named as a defendant in the suit, ALANTEC's former bylaws and indemnification agreements between ALANTEC and certain of the Defendants require ALANTEC to fund certain ongoing legal fees associated with defending the suit on behalf of the Defendants. While the Company expects to continue to incur legal expenses with respect to the litigation, the Company believes that the ultimate resolution of the litigation will not have a material adverse effect on the Company's financial position or results of operations. The lawsuit is in the discovery stage and a trial has been scheduled for September 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) A Special Meeting of Stockholders of the Company was held on Friday, February 23, 1996.

     (b)     Not applicable.

     (c) A description of the matter voted upon at the meeting along with an indication of the results of the vote on such matter are set forth below:

                    Approval of a proposal to issue shares of the Company's
             Common Stock pursuant to an Agreement and Plan of Merger, dated as of December 13, 1995 and amended as of December 22, 1995, by and among the Company, Croesus Acquisition Corporation, a newly-formed and wholly-owned subsidiary of the Company, and ALANTEC: For:
             24,167,788; Against: 12,153; Abstentions: 26,689; Broker
             non-votes: 0.

     (d)     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company.

       Name         Age                 Position
       ----         ---                 --------
 Eric C. Cooper      37   Chairman, Chief Executive Officer and a Director

 Onat Menzilcioglu   37   President and a Director

 Francois J. Bitz    36   Vice  President of Engineering and a Director

 Robert D. Sansom    36   Vice President of Engineering, Secretary and a Director

 Thomas J. Gill      38   Vice President of Finance, Chief Financial Officer and Treasurer

 Michael I. Green    48   Vice President of Sales and Marketing

     Dr. Cooper is a co-founder of the Company and has served as Chairman and Chief Executive Officer and as a director since April 1990. Dr. Cooper served as President from April 1990 until December 1994. Prior to co-founding the Company, Dr. Cooper was a faculty member at Carnegie Mellon University. Dr. Cooper received his Ph.D. in Computer Science from the University of California at Berkeley in 1985.

     Dr. Menzilcioglu is a co-founder of the Company and has served as a director since April 1990. Dr. Menzilcioglu served as Vice President of Engineering from June 1990 until December 1994 and has served as President since December 1994. Prior to co-founding the Company, Dr. Menzilcioglu was a member of the Computer Science research faculty of Carnegie Mellon University where he received his Ph.D. in Computer Engineering in 1988.

     Mr. Bitz is a co-founder of the Company and has served as a director since February 1994 and as Vice President of Engineering since December 1993. From April 1990 until December 1992, Mr. Bitz was a director of the Company and held the title of the Company's Chief Engineer; from December 1992 until December 1993 he was Vice President of Advanced Development of the Company. Prior to co-founding the Company, Mr. Bitz was a Research Engineer at Carnegie Mellon University's Robotics Institute and its school of Computer Science. Mr. Bitz received his M.S. in Electrical and Computer Engineering from Carnegie Mellon University in 1985.

     Dr. Sansom is a co-founder of the Company and has served as a director from April 1990 to December 1992 and since February 1994. Dr. Sansom served as Executive Vice President from the Company's inception in April 1990 to December 1993, has served as Secretary since 1992 and has served as Vice President of Engineering since December 1993. Prior to co-founding the Company, Dr. Sansom was a member of the Computer Science research faculty at Carnegie Mellon University where he received his Ph.D. in Computer Science in 1988.

     Mr. Gill has been Vice President of Finance, Chief Financial Officer and Treasurer of the Company since December 1993. From February 1993 to December 1993, he served as Treasurer and Controller of the Company. Prior to joining the Company, Mr. Gill was employed in various financial capacities by Cimflex Teknowledge Corporation (a supplier of factory automation systems and software), most recently as Vice President of Finance and Treasurer.

     Mr. Green has served as Vice President of Sales of the Company since April 1993, and as Vice President of Sales and Marketing since May 1995, and was the Company's Director of Sales from April 1992 to April 1993. From February 1989 to April 1992, Mr. Green was a Sales Manager at Ultra Network Technologies (a provider of networking equipment). Prior to February 1989, Mr. Green was Federal Regional Manager and Southeast Regional Manager of Network Systems Corp. (a provider of networking equipment).

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "FORE." The following table sets forth the range of high and low sale prices of the Common Stock as reported on the Nasdaq National Market for the fiscal periods indicated. The information set forth in the table has been adjusted retroactively to reflect two-for-one stock splits which occurred on February 15, 1995 and June 3, 1996, respectively.

Fiscal 1995:                                               High         Low
                                                           ----         ---
     First Quarter
        (from  May 24, 1994 to June 30, 1994)            $ 8.063      $ 5.000
     Second Quarter
        (ended September 30, 1994)                       $11.375      $ 6.500
     Third Quarter
        (ended December 31, 1994)                        $17.875      $ 9.813
     Fourth Quarter
        (ended March 31, 1995)                           $20.875      $15.000


Fiscal 1996:                                               High         Low
                                                           ----         ---
     First Quarter
        (ended June 30, 1995)                            $20.000      $12.750
     Second Quarter
        (ended September 30, 1995)                       $21.000      $14.875
     Third Quarter
        (ended December 31, 1995)                        $33.875      $15.375
     Fourth Quarter
        (ended March 31, 1996)                           $37.500      $23.375


     The approximate number of record holders of the Company's Common Stock as of May 31, 1996 was 764.

     The Company has not paid cash dividends on its Common Stock since its inception. The Company currently intends to retain earnings for development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment by the Company of any future dividends and the amount thereof will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or senior securities and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA.

Financial Highlights

                                                                             Year Ended March 31
(In thousands, except for share and per-share data)           1996         1995         1994      1993       1992
- -----------------------------------------------------------------------------------------------------------------
Total revenue                                             $235,189     $106,188      $39,340   $12,527    $ 1,975

Gross profit                                              $136,523     $ 60,991      $24,188   $ 7,744    $   361

Merger-related expenses                                   $ 29,375     $  --         $  --     $  --      $  --

Income (loss) from operations                             $ 10,648     $ 16,061      $ 4,689   $(1,253)   $(2,688)

Net income (loss)                                         $  9,737     $ 12,860      $ 3,678   $(1,367)   $(2,719)

Net income per common share                               $   0.11     $   0.18      $  0.06*  $  --      $  --

Weighted average common and common
 equivalent shares outstanding                          86,432,248   73,481,490   59,298,000*     --         --

Total assets                                              $424,362     $131,482      $59,026   $14,794    $ 4,986

Redeemable preferred stock                                $  --        $  --         $ 5,500   $14,842    $ 6,161


* Based on pro forma weighted average common and common equivalent shares outstanding

Quarterly Results (Unaudited)

(In thousands, except for                 Year Ended March 31, 1996               Year Ended March 31, 1995
 per-share data)                      Q4         Q3        Q2        Q1       Q4        Q3        Q2         Q1
- ---------------------------------------------------------------------------------------------------------------
Revenue                         $ 75,271    $63,974   $52,062   $43,882  $37,655   $29,407   $21,936    $17,190

Cost of sales                     31,460     26,816    21,894    18,496   16,130    12,580     9,192      7,295
                                ---------------------------------------  --------------------------------------
Gross profit                      43,811     37,158    30,168    25,386   21,525    16,827    12,744      9,895
                                ---------------------------------------  --------------------------------------
Operating expenses:

  Research and development        10,152      8,512     6,866     5,682    4,449     3,645     2,623      2,337
  Sales and marketing             16,990     14,663    12,202    10,277    8,788     6,924     5,791      4,505
  General and administrative       3,441      2,950     2,477     2,288    1,995     1,540     1,252      1,081
  Merger-related                  27,098        690      --       1,587     --        --        --         --
                                ---------------------------------------  --------------------------------------
  Total operating expenses        57,681     26,815    21,545    19,834   15,232    12,109     9,666      7,923
                                ---------------------------------------  --------------------------------------
Income (loss) from operations    (13,870)    10,343     8,623     5,552    6,293     4,718     3,078      1,972

Interest income, net               3,447      3,120     1,808     1,531      937       757       671        428
                                ---------------------------------------  --------------------------------------
Income (loss) before provision
  for income taxes               (10,423)    13,463    10,431     7,083    7,230     5,475     3,749      2,400

Provision for income taxes          (848)     4,947     3,697     3,021    2,557     1,606     1,116        715
                                ---------------------------------------  --------------------------------------
Net income (loss)               $ (9,575)   $ 8,516   $ 6,734   $ 4,062  $ 4,673   $ 3,869   $ 2,633    $ 1,685
                                =======================================  ======================================
Net income (loss) per
  common share                  $  (0.11)   $  0.09   $  0.08   $  0.05  $  0.06   $  0.05   $  0.04    $  0.02
                                =======================================  ======================================
Weighted average common
  and common equivalent
  shares outstanding              87,506     92,724    83,484    82,015   75,965    75,163    74,532     68,266
                                =======================================  ======================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

     The Company is a leader in the design, development, manufacture and sale of high-performance networking products based on ATM technology. ATM provides dramatically greater speed and total capacity than conventional networking technologies. ATM improves the performance of today's network applications, and also enables new applications, including integrated video, audio and data communications. The Company believes that it currently offers the most comprehensive ATM product line available, including ForeRunner ATM switches and adapter cards, PowerHub LAN switches for ATM connectivity, CellPath WAN multiplexing products for WAN access, ForeThought internetworking software, and ForeView network management software.

     On February 23, 1996, the Company acquired ALANTEC in a merger transaction accounted for as a pooling of interests. ALANTEC designs, develops, manufactures and sells intelligent switching hubs for Ethernet and FDDI LANs. The consolidated financial data contained herein includes the accounts of ALANTEC for all periods presented.

     During the quarter ended December 31, 1995, the Company acquired CellAccess Technology, Inc. ("CAT"), a developer of digital access products for ATM and Frame Relay networks. During the quarter ended June 30, 1995, the Company acquired Applied Network Technology, Inc. ("ANT"), a developer of Ethernet switches, and RainbowBridge Communications, Inc. ("RCI"), a developer of routing software. Each of these business combinations has been accounted for as a pooling of interests. The aggregated historical results of operations and financial position of CAT, ANT and RCI are not material to the Company's consolidated financial statements and prior period amounts have, therefore, not been restated for these acquisitions.

     In view of the Company's growth, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

Year Ended March 31, 1996 Compared with Year Ended March 31, 1995

     REVENUE. Revenue increased by 121% to $235.2 million for the year ended March 31, 1996, as compared with $106.2 million in the previous year. The distribution of revenue from sales to domestic and foreign customers was 61% and 39%, respectively, in the year ended March 31, 1996. This compares with 65% and 35%, respectively, in the previous year. The increase in domestic revenue dollars was attributable to the increased market acceptance of ATM and LAN switch products. The increase in foreign revenue in dollars and as a percentage of revenue resulted from the Company's expansion of its international distribution channels and to growing acceptance of ATM and LAN switch products.

     The Company measures overall unit volume for its ATM switch products based on the number of ATM ports, or network connections, shipped. The total number of ATM ports shipped in the year ended March 31, 1996 was 44,549, as compared with 16,382 in the previous year. The total installed base of ATM ports as of March 31, 1996 was 64,721, as compared with 20,172 as of March 31, 1995. The total number of LAN switch products shipped in the year ended March 31, 1996 was 3,413, as compared with 1,518 in the previous year. The total number of adapter cards shipped in the year ended March 31, 1996 was 18,562, as compared with 7,470 in the previous year. The total installed base of adapter cards as of March 31, 1996 was 27,988, as compared with 9,426 as of March 31, 1995. In the year ended March 31, 1996, revenue mix, as a percentage of total revenue, among ATM switch products, LAN switch products, adapter cards and other revenue (principally service support and development contracts) was 53%, 32%, 7% and 8%, respectively. Revenue mix for the previous year was 45%, 34%, 11% and

10%, respectively. Average selling price per ATM port during the year ended March 31, 1996 was $2,798, as compared with $2,897 in the previous year. Average selling price for adapter cards shipped during the year ended March 31, 1996 was $929, as compared with $1,579 in the previous year.

     GROSS PROFIT. Gross profit increased to $136.5 million or 58.0% of revenue in the year ended March 31, 1996, as compared with gross profit of $61.0 million or 57.4% of revenue in the previous year. The dollar increase in gross profit was the result of increased revenue from ATM switch products, LAN switch products and adapter cards. The increase in gross profit as a percentage of revenue was the result of improved product price mix for ATM switch products, reduced manufacturing costs and lower OEM product contribution, offset partially by lower than historical margins associated with the Company's lower-end LAN switch products. In future periods, gross margins may be adversely affected by price competition, changes in sales channels, increases in the costs of goods or changes in the mix of products sold.

     RESEARCH AND DEVELOPMENT. Research and development expense for the year ended March 31, 1996 was $31.2 million or 13.3% of revenue, as compared with $13.1 million or 12.3% of revenue in the previous year. The increase in research and development expense was largely the result of additional engineering costs associated with the acquisitions of CAT, ANT and RCI; increased hiring of engineering employees, including recruiting expenses and increased purchases of research and development materials. The number of employees of the Company engaged in research and development increased to 335 at March 31, 1996 from 149 at March 31, 1995.

     SALES AND MARKETING. Sales and marketing expense for the year ended March 31, 1996 was $54.1 million or 23.0% of revenue, as compared with $26.0 million or 24.5% of revenue in the previous year. The dollar increase in sales and marketing expense was largely the result of hiring additional sales, marketing and support personnel (including training and documentation) and increased promotion and product evaluation costs. The reduction in sales and marketing expense as a percentage of revenue was the result of increased revenue volume absorbing a greater portion of fixed overhead associated with the sales and marketing organization. The number of employees of the Company engaged in sales and marketing activities increased to 412 at March 31, 1996 from 200 at March 31, 1995. The Company expects to increase sales and marketing expenses both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence.

     GENERAL AND ADMINISTRATIVE. General and administrative expense for the year ended March 31, 1996 was $11.2 million or 4.7% of revenue, as compared with $5.9 million or 5.5% of revenue in the previous year. The dollar increase was largely due to increased hiring of administrative personnel in systems administration, accounting and human resources. The percentage decrease resulted from increased revenue absorbing a larger portion of the Company's fixed overhead expenses. The number of employees of the Company engaged in general and administrative activities increased to 119 at March 31, 1996 from 60 at March 31, 1995. The Company does not expect the overall general and administrative cost as a percentage of revenue to decline significantly in the next twelve months.

     MERGER-RELATED. Total merger-related expenses of $29.4 million were recorded for the year ended March 31, 1996 upon completion of the ALANTEC, CAT, ANT and RCI acquisitions. These expenses include transaction costs (primarily fees to financial advisors, legal and accounting fees), costs associated with duplicate facilities and assets, payments under transition and severance agreements and other costs. The Company had no merger-related expenses during the corresponding period in 1995.

     INTEREST INCOME. Interest income, net of interest expense, for the year ended March 31, 1996 was $9.9 million, as compared with $2.8 million in the year ended March 31, 1995. The increase in interest income resulted largely from interest earned on the net proceeds of $208 million received from common stock offerings in April 1995 and October 1995.

     INCOME TAXES. The provision for income taxes recorded in the year ended March 31, 1996 was $10.8 million, or an effective tax rate of 52.6%, as compared with $6.0 million, or an effective tax rate of 31.8%, in the previous year. The increase in the effective tax rate resulted primarily from certain merger-related expenses that are not deductible for tax purposes and partially from lower net operating loss carryforward available to offset 1995 taxable income. Excluding these merger-related expenses, the effective tax rate for the year ended March 31, 1996 would have been 36.0%.

     NET INCOME. Net income for the year ended March 31, 1996 was $9.7 million, or $.11 per share, as compared with $12.9 million, or $.18 per share, for the year ended March 31, 1995. Net income for the year ended March 31, 1996 included $29.4 million in merger-related expenses. Excluding these merger-related expenses and their tax effect, but including the operating results of CAT, ANT and RCI, the Company would have realized net income of $32.0 million or $.36 per share.

Year Ended March 31, 1995 Compared with Year Ended March 31, 1994

     REVENUE. Revenue increased by 170% to $106.2 million for the year ended March 31, 1995, as compared with $39.3 million in the previous year. Revenue from sales to customers outside of the United States comprised 35% of revenue in each of the years ended March 31, 1995 and 1994. The increase in revenue dollars attributable to customers outside of the United States resulted from the Company's development of an international network of independent distributors.

     The Company measures overall unit volume for its ATM switch products based on the number of ATM ports, or network connections, shipped. The total number of ATM ports shipped in the year ended March 31, 1995 was 16,382, as compared with 3,178 in the previous year. The total installed base of ATM ports as of March 31, 1995 was 20,172, as compared with 3,790 as of March 31, 1994. The total number of LAN switch products shipped in the year ended March 31, 1995 was 1,518, as compared with 581 in the previous year. The total number of adapter cards shipped in the year ended March 31, 1995 was 7,470, as compared with 1,631 in the previous year. The total installed base of adapter cards as of March 31, 1995 was 9,426, as compared with 1,956 as of March 31, 1994. In the year ended March 31, 1995, revenue mix, as a percentage of revenue, among ATM switch products, LAN switch products, adapter cards and other revenue (principally service support and development contracts) was 45%, 34%, 11% and 10%, respectively. Revenue mix for the previous year was 44%, 40%, 11% and 5%, respectively. In July 1994, the price per port of the Company's ATM switch products was reduced by up to 50%. Prices for adapter cards were reduced by up to 60% in April 1994. The Company reduced its ATM switch and adapter card prices by approximately 35% in May 1993 and again for adapter cards in August 1993. Average selling price per ATM port during the year ended March 31, 1995 was $2,897, as compared with $5,473 in the previous year. Average selling price for adapter cards shipped during the year ended March 31, 1995 was $1,579, as compared with $2,705 in the previous year.

     GROSS PROFIT. Gross profit increased to $61.0 million or 57.4% of revenue in the year ended March 31, 1995, as compared with gross profit of $24.2 million or 61.5% of revenue in the previous year. The decrease in gross profit as a percentage of revenue was largely the result of price reductions implemented on ATM switch and adapter card products and higher OEM product contribution. The dollar increase in gross profit was the result of increased revenue for ATM switch products, LAN switch products and adapter cards.

     RESEARCH AND DEVELOPMENT. Research and development expense for the year ended March 31, 1995 was $13.1 million or 12.3% of revenue, as compared with $5.2 million or 13.2% of revenue in the previous year. The increase in research and development expense in dollars was largely attributable to the increased hiring of engineers, including recruiting expenses, along with increased purchases of research and development materials. The number of employees of the Company engaged in research and development increased to 149 at March 31, 1995 from 71 at March 31, 1994.

     SALES AND MARKETING. Sales and marketing expense for the year ended March 31, 1995 was $26.0 million or 24.5% of revenue, as compared with $11.8 million or 29.9% of revenue in the previous year. The increase in sales and marketing expense in dollars was largely the result of hiring additional sales, marketing and support personnel (including customer training and product documentation staff) and increased promotion costs. The number of employees of the Company engaged in sales and marketing activities increased to 200 at March 31, 1995 from 100 at March 31, 1994.

     GENERAL AND ADMINISTRATIVE. General and administrative expense for the year ended March 31, 1995 was $5.9 million or 5.5% of revenue, as compared with $2.5 million or 6.4% of revenue in the previous year. The dollar increase was largely due to increased hiring of administrative personnel in human resources, accounting and systems administration. The percentage decrease resulted from increased revenue absorbing a larger portion of the Company's fixed overhead expenses. The number of employees of the Company engaged in general and administrative activities increased to 60 at March 31, 1995 from 29 at March 31, 1994.

     INTEREST INCOME. Interest income, net of interest expense, for the year ended March 31, 1995 was $2.8 million, as compared with $266,000 in the year ended March 31, 1994. The increase in interest income resulted primarily from interest earned on the net proceeds received from the Company's public offerings.

     INCOME TAXES. The provision for income taxes recorded in the year ended March 31, 1995 was $6.0 million, or an effective tax rate of 31.8%, as compared with $1.3 million, or an effective tax rate of 25.8% in the previous year. The increase in the effective tax rate was primarily attributable to lower net operating loss carryforward available to offset 1995 taxable income and a decrease in the proportion of the Company's research and development expenditures that qualified for tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its working capital and capital expenditure requirements to date primarily through cash received from public offerings, cash generated from operations, private placements of preferred stock, development contracts and grants and borrowings consisting of capital leases and bank borrowings.

     The cash provided from operations was $29.1 million in 1996. Net cash provided by operations was the result of net income and increased current liabilities offset by increased accounts receivable, inventories and deferred income tax benefit. The increase in accounts receivable was due to increased revenue. The increase in inventories was the result of increased revenue and the introduction of new products. Cash provided by operations was $5.4 million in 1995, which resulted from net income and increased current liabilities, offset by increased accounts receivable and inventories. The increase in accounts receivable and inventories was due to increased revenue. The Company's investing activities to date have been for the purchase of fixed assets to support the Company's growth.

     In April and October of 1995, public stock offerings were completed, with aggregate net proceeds to the Company of approximately $208 million.

     At March 31, 1996, the Company had cash and cash equivalents of approximately $204.0 million, short-term investments of $92.1 million and an unused line of credit of $20 million.

     In addition, during fiscal 1996, the Company entered into arrangements to lease headquarters and operating facilities to be constructed on land purchased by the Company. These arrangements include an operating lease pursuant to which the Company has committed to make annual minimum rental payments of approximately $3.5 million commencing in fiscal 1997, and a guarantee by the Company of the repayment of approximately $37 million of the lessor's construction financing for the facilities.

     As part of the lease transaction, the Company, at March 31, 1996, pledged $4.3 million of marketable securities as collateral for specified obligations of the lessor. The Company is also required to comply with certain financial covenants including the maintenance of a minimum taxable net worth and limitations on the incurrence of debt and the payment of dividends.

     The Company believes that the proceeds from its public offerings, together with its existing sources of liquidity and internally generated cash, will satisfy the Company's projected cash needs through at least the next twelve months. The Company may require additional sources of liquidity to fund future growth, including additional equity offerings or debt financing.

     To date, inflation has not had a material impact on the Company's financial results.

NEW ACCOUNTING PRONOUNCEMENTS

     During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The Company intends to adopt SFAS 123 through disclosure only effective April 1, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
FORE Systems, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 43 present fairly, in all material respects, the financial position of FORE Systems, Inc., and its subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP
Pittsburgh, Pennsylvania
April 25, 1996

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENT OF INCOME

YEAR ENDED MARCH 31
(IN THOUSANDS, EXCEPT SHARE
AND PER-SHARE DATA)                            1996          1995          1994
- ----------------------------------------------------------------------------------
Revenue                                       $235,189      $106,188       $39,340

Cost of sales                                   98,666        45,197        15,152
                                            --------------------------------------

Gross profit                                   136,523        60,991        24,188
                                            --------------------------------------

Operating expenses:
    Research and development                    31,212        13,054         5,207
    Sales and marketing                         54,132        26,008        11,776
    General and administrative                  11,156         5,868         2,516
    Merger-related                              29,375          --            --
                                            --------------------------------------

    Total operating expenses                   125,875        44,930        19,499
                                            --------------------------------------

Income from operations                          10,648        16,061         4,689

Interest income, net                             9,906         2,793           266
                                            --------------------------------------

Income before provision for income taxes        20,554        18,854         4,955

Provision for income taxes                      10,817         5,994         1,277
                                            --------------------------------------

Net income                                    $  9,737      $ 12,860       $ 3,678
                                            ======================================

Net income per common share                   $   0.11      $   0.18       $  0.06
                                            ======================================

Weighted average common and common
    equivalent shares outstanding           86,432,248    73,481,490    59,298,000
                                            ======================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

MARCH 31 (IN THOUSANDS,
EXCEPT SHARE AND PER-SHARE DATA)                               1996         1995
- ----------------------------------------------------------------------------------
Assets:

Current assets:
    Cash and cash equivalents                                $204,013     $ 38,983
    Short-term investments                                     92,142       29,482
    Accounts receivable, net of allowance for
        doubtful accounts of $1,087 at March 31, 1996
        and $574 at March 31, 1995                             49,990       25,582
    Inventories                                                27,495       18,902
    Deferred income taxes                                      19,574        6,213
    Prepaid expenses and other current assets                   6,382        4,417
                                                             ---------------------
        Total current assets                                  399,596      123,579

Fixed assets, net                                              24,766        7,903
                                                             ---------------------

    Total assets                                             $424,362     $131,482
                                                             =====================


Liabilities and Stockholders' Equity:

Current liabilities:
    Accounts payable                                         $ 32,430     $ 13,254
    Accrued payroll and related costs                          10,723        4,997
    Income taxes payable                                        4,542        5,308
    Other current liabilities                                   8,578        3,737
    Accrued merger costs                                       20,045         --
    Deferred revenue                                           12,054        6,460
                                                             ---------------------

        Total current liabilities                              88,372       33,756
                                                             ---------------------

Commitments and contingencies

Stockholders' equity:
    Common stock, par value $.01 per share; 300,000,000
        shares authorized; shares issued and outstanding:
        87,982,594 at March 31, 1996 and 68,705,496
        at March 31, 1995                                     323,134       93,316
    Retained earnings                                          13,384        4,674
    Valuation allowance for short-term investments               (528)        (264)
                                                             ---------------------

        Total stockholders' equity                            335,990       97,726
                                                             ---------------------

        Total liabilities and stockholders' equity           $424,362     $131,482
                                                             =====================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK AND OTHER STOCKHOLDERS'
EQUITY

                                                                            VALUATION
                                                     COMMON STOCK         ALLOWANCE FOR    RETAINED
                                               ------------------------    SHORT-TERM      EARNINGS
(IN THOUSANDS, EXCEPT SHARE DATA)                SHARES         AMOUNT     INVESTMENTS     (DEFICIT)       TOTAL
- -----------------------------------------------------------------------------------------------------------------
Balance, March 31, 1993                        25,886,226      $  7,804       $  --        $(11,464)     $ (3,660)

    Issuance of common stock under
        stock option plan                         969,678            68          --            --              68
    Issuance of common stock in public
        offering                                5,032,000        29,469          --            --          29,469
    Exercise of warrants                           95,374            49          --            --              49
    Compensation related to options
        granted                                      --              48          --            --              48
    Conversion of ALANTEC Series A
        redeemable convertible preferred
        stock                                   8,614,814         9,742          --            --           9,742
    Accretion of Series A redeemable
        convertible preferred stock
        redemption value                             --            --            --            (400)         (400)
    Net income                                       --            --            --           3,678         3,678
                                               ------------------------------------------------------------------

Balance, March 31, 1994                        40,598,092        47,180          --          (8,186)       38,994

    Issuance of common stock under
        stock option and employee
        purchase plans                          2,178,384         1,796          --            --           1,796
    Issuance of common stock in public
        offering                                9,800,000        35,450          --            --          35,450
    Conversion of FORE Series A
        redeemable convertible preferred
        stock                                  16,129,020         5,500          --            --           5,500
    Income tax benefit from stock option
        plan activity                                --           3,390          --            --           3,390
    Change in valuation allowance for
        short-term investments                       --            --           (264)          --           (264)
    Net income                                       --            --            --          12,860        12,860
                                               ------------------------------------------------------------------

Balance, March 31, 1995                        68,705,496        93,316         (264)         4,674        97,726

    Issuance of common stock under
        stock option and employee
        purchasse plans                         2,905,522        13,045          --            --          13,045
    Acquisitions (see Note 2)                   3,341,786         3,028          --          (1,027)        2,001
    Issuance of common stock in public
        offerings                              13,029,790       208,491          --            --         208,491
    Income tax benefit from stock
        option plan activity                         --           5,254          --            --           5,254
    Change in valuation allowance for
        short-term investments                       --            --           (264)          --           (264)
    Net income                                       --            --            --           9,737         9,737
                                               ------------------------------------------------------------------

Balance, March 31, 1996                        87,982,594      $323,134        $(528)      $ 13,384      $335,990
                                               ==================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED MARCH 31 (IN THOUSANDS)                                          1996             1995              1994
- -------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                         $   9,737         $ 12,860           $ 3,678
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                       6,817            2,857               869
        Amortization of capitalized software development costs             1,673              601                47
        Deferred income tax benefit                                      (13,011)          (5,745)             (390)
        Change in operating assets and liabilities:
           Accounts receivable                                           (24,250)         (13,889)           (8,268)
           Inventories                                                    (8,567)         (11,922)           (4,912)
           Prepaid expenses and other current assets                      (2,217)          (2,214)           (1,403)
           Accounts payable                                               18,977            5,832             5,680
           Accrued liabilities                                            10,066            5,057             2,185
           Income taxes payable                                            4,488            7,284             1,155
           Accrued merger costs                                           20,045             --                --
           Deferred revenue                                                5,375            4,707             1,666
                                                                       --------------------------------------------

Net cash provided by operating activities                                 29,133            5,428               307
                                                                       --------------------------------------------

Cash flows from investing activities:
    Purchases of short-term investments                                 (159,174)         (44,942)           (1,000)
    Redemption and sale of short-term investments                         96,250           16,197              --
    Capitalization of software development costs                          (1,364)            (924)             (313)
    Cash from merger-related activity                                      1,273             --                --
    Purchases of fixed assets                                            (23,507)          (8,204)           (2,472)
                                                                       --------------------------------------------

Net cash used in investing activities                                    (86,522)         (37,873)           (3,785)
                                                                       --------------------------------------------

Cash flows from financing activities:
    Proceeds from notes payable                                             --               --                 391
    Principal payments on notes payable and capital lease obligations       (280)            (267)             (181)
    Proceeds from issuance of common stock                               222,699           37,246            29,658
                                                                       --------------------------------------------

Net cash provided by financing activities                                222,419           36,979            29,868
                                                                       --------------------------------------------

Increase in cash and cash equivalents                                    165,030            4,534            26,390
                                                                       --------------------------------------------

Cash and cash equivalents at beginning of year                            38,983           34,449             8,059
                                                                       --------------------------------------------

Cash and cash equivalents at end of year                               $ 204,013         $ 38,983           $34,449
                                                                       ============================================

Cash paid during the year for:
    Interest                                                           $      18         $     63           $    63
    Income taxes                                                       $  19,833         $  4,875           $   560

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Nature of Business

         FORE Systems, Inc. ("FORE" or the "Company") designs, develops, manufactures and sells high-performance networking products based on Asynchronous Transfer Mode ("ATM") technology. ATM is the international standard that was developed by the telecommunications industry to support broadband multimedia applications transmitted over high-speed networks.

Principles of Consolidation and Basis of Presentation

         The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The consolidated financial data contained herein include the accounts of ALANTEC Corporation ("ALANTEC") for all periods presented (see Note 2). The Company's fiscal year ends March 31. Any reference to years stated hereafter represents the fiscal year unless otherwise indicated.

         On May 6, 1996, the Company's Board of Directors declared a two-for-one common stock split effected in the form of a common stock dividend paid on June 3, 1996 to stockholders of record on May 20, 1996. All share and per-share data for all periods presented have been retroactively adjusted to give effect to the stock split.

Revenue Recognition

         Revenue is recognized when the product is shipped provided that all significant obligations are fulfilled. Revenue from support contracts is recognized ratably over the term of the related agreements. Revenue from initial license fees, including limited warranty services, is recognized upon the delivery of the software and the costs associated with providing such services, which are immaterial, are accrued.

         Development contract and grant revenue arises from agreements entered into with various governmental agencies and commercial entities for the research and development of ATM technology and its application to networks. Revenue on these contracts is recognized on a percentage of completion basis or as hours and costs are incurred and billed at stipulated rates.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Short-term Investments

         The Company's policy is to invest its excess cash in U.S. Government securities, interest-bearing deposits with major banks, municipal notes and bonds and commercial paper of companies with strong credit ratings that are subject to minimal credit and market risk. Cash equivalents consist of money market funds, commercial paper and municipal notes and bonds which have original maturities of 90 days or less. Short-term investments include securities purchased with an original maturity of greater than 90 days.

         In 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), on a prospective basis. The Company has classified all of its short-term investments at March 31, 1996 and 1995 as available for sale. In accordance with

SFAS 115, securities available for sale are recorded at fair market value and any unrealized gains or losses are recorded as part of stockholders' equity.

Inventories

         Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

Capitalized Software Development Costs

         Software development costs for new software and enhancements to existing software are expensed as incurred until the establishment of technological feasibility. Subsequent to establishment of technological feasibility, the Company capitalizes software development costs incurred until the product is available for general release to customers. Capitalized software development costs are amortized to cost of sales on a product-by-product basis over the estimated lives of the related products. Unamortized capitalized software development costs of $280 and $589 are included in prepaid expenses and other current assets at March 31, 1996 and 1995, respectively.

Fixed Assets

         Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range up to 5 years. Leasehold improvements are recorded at cost and amortized over the shorter of the estimated lives of the related assets or the term of the lease.

Warranty Reserve

         The Company provides a warranty generally for up to fifteen months on its products. Estimated warranty costs are accrued at the time revenue is recognized and are charged to cost of sales.

Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires an asset and liability approach in accounting for income taxes. Under this method, deferred income tax assets and liabilities are established to reflect the future tax consequences, utilizing enacted tax rates, of temporary differences between the tax bases and financial bases of assets and liabilities.

Foreign Currency

         The functional currency for the Company's foreign operations is the U.S. dollar. Monetary assets and liabilities of the Company's foreign operations are translated into U.S. dollars at exchange rates in effect as of the balance sheet date, and nonmonetary assets and liabilities are translated at historical exchange rates. Results of operations are translated at the average exchange rates for the period. Foreign exchange gains and losses, which are immaterial, are included in the results of operations.

Financial Instruments

         The Company uses forward currency exchange contracts on a limited basis to manage foreign currency exchange rate risk and does not use them for trading purposes. The exposure to credit risk for these contracts is minimal since they are with major financial institutions. These contracts' terms range from one month to two years and are entered to hedge certain firm purchase commitments denominated in those currencies. At March 31, 1996 and 1995, the Company had outstanding forward currency exchange contracts to buy $171 and $171, respectively, and to sell $0 and $72, respectively.

         At March 31, 1996, the Company had an outstanding forward treasury agreement. The Company entered into this agreement to reduce the impact of changes in interest rates on future lease expense for the new facilities (see
Note 14). The interest rate fluctuations will result in a receipt or disbursement of funds by the Company upon termination of the agreement on July 31, 1997. The amount exchanged will be amortized over the term of the lease.

Net Income per Common Share

         Net income per common share is calculated based on the weighted average number of common shares and common equivalent shares outstanding during the year. For 1994, a pro forma calculation has been used pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, in which certain common and common equivalent shares issued by the Company subsequent to March 31, 1993 have been included in the calculation of weighted average shares, using the treasury stock method and the initial public offering price, as if these shares were outstanding for all of 1994. Additionally, outstanding shares of Series A redeemable convertible preferred stock which were issued prior to March 31, 1993 and which converted into common stock upon consummation of the offerings, are treated as if converted into common stock as of March 31, 1993. Historical net income per share, without giving effect to the above-described treatment of common and common equivalent shares issued by the Company subsequent to March 1, 1993 and the conversion of the preferred stock, was $.08 in 1994.

Advertising

         Advertising costs are charged to operations when incurred. The Company did not incur any costs associated with direct response advertising in 1996 and 1995, and there were no capitalized advertising costs at March 31, 1996 and 1995. Advertising expense for 1996, 1995 and 1994 was $5,314, $2,693 and
$1,273, respectively.

Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

2.       BUSINESS COMBINATIONS

ALANTEC Corporation

         On February 23, 1996, the Company consummated the acquisition of ALANTEC. ALANTEC designs, develops, manufactures and sells intelligent switching hubs for the Ethernet and Fiber Distributed Data Interface local area networks ("LANs"). The transaction was accounted for as a pooling of interests. The Company issued 11,213,802 shares of its common stock in exchange for all of the outstanding shares of ALANTEC common stock. Effective upon the consummation of the acquisition, all outstanding stock options to purchase shares of ALANTEC common stock were assumed by the Company and deemed to constitute options to purchase, on the same terms and conditions (including per-share exercise price), an equivalent number of shares of the Company's common stock. Accordingly, the Company reserved 1,800,070 shares of common stock for issuance to holders of options formerly exercisable for shares of ALANTEC common stock.

         Merger-related expenses of approximately $27 million were expensed upon the consummation of the acquisition in the quarter ended March 31, 1996. Merger-related expenses included $10 million of transaction costs, $9 million related to duplicate facilities and assets, $4 million for transition and severance agreements for duplicate employees and $4 million of other costs. Transaction costs incurred by the Company include fees to financial advisors, legal and accounting fees and other related expenses. The following information shows revenue and net income of the separate companies during the periods preceding the acquisition:

         Year Ended March 31,                                   1995                1994
        --------------------------------------------------------------------------------
        Revenue
            FORE                                            $ 75,498             $23,506
            ALANTEC                                           30,690              15,834
                                                            ----------------------------

                                                            $106,188             $39,340
                                                            ============================
        Net income
            FORE                                            $  7,360             $ 2,078
            ALANTEC                                            5,500               1,600
                                                            ----------------------------

                                                            $ 12,860             $ 3,678
                                                            ============================

Other

         During the quarter ended December 31, 1995, the Company acquired CellAccess Technology, Inc. ("CAT"), a developer of digital access products for ATM and Frame Relay networks. The Company issued 1,408,948 shares of common stock (resulting in an increase to common stock of $2,248,000) in exchange for all of the outstanding shares of CAT. This business combination has been accounted for as a pooling of interests. In connection with this business combination, the Company incurred merger-related expenses of approximately $690,000 which consist primarily of fees to financial advisors, legal and accounting fees, facility consolidation costs and other related expenses.

         During the quarter ended June 30, 1995, the Company acquired Applied Network Technology, Inc. ("ANT"), a developer of Ethernet switches, and RainbowBridge Communications, Inc. ("RCI"), a developer of routing software. The Company issued an aggregate of 1,932,838 shares of its common stock (resulting in an increase to common stock of $780,000) in exchange for all of the outstanding shares of ANT and RCI. The Company also reserved 728,404 additional shares of common stock for issuance to holders of options formerly exercisable for shares of ANT common stock. Each of these business combinations has been accounted for as a pooling of interests. In connection with these business combinations, the Company incurred merger-related expenses of approximately $1.6 million which consist of fees to financial advisors, legal and accounting fees and other related expenses.

         The aggregated historical results of operations and financial position of CAT, ANT and RCI are not material to the Company's consolidated financial statements and prior period amounts have, therefore, not been restated. Accordingly, retained earnings have been adjusted as of the beginning of fiscal 1996, to reflect the aggregate accumulated deficit of ANT and RCI of $574,000, and as of the beginning of fiscal 1996, to reflect the accumulated deficit of CAT of $453,000. The aggregate revenue and earnings of CAT, ANT and RCI for fiscal years 1995 and 1994 are immaterial in comparison to the revenue and earnings reported by the Company for those periods.

3.       SHORT-TERM INVESTMENTS

Short-term investments, classified as available for sale, consist of the following:

                                                          Amortized      Unrealized          Market
         March 31, 1996                                        Cost     Gain (Loss)           Value
         ------------------------------------------------------------------------------------------
         Municipal notes and bonds                          $54,337           $(568)        $53,769
         Commercial paper and other                          24,416             (38)         24,378
         U.S. Government securities                          13,917              78          13,995
                                                            ---------------------------------------
                                                            $92,670           $(528)        $92,142
                                                            =======================================

                                                          Amortized      Unrealized          Market
         March 31, 1995                                        Cost     Gain (Loss)           Value
        -------------------------------------------------------------------------------------------
         Municipal notes and bonds                          $16,498           $(301)        $16,197
         Commercial paper and other                          11,266              23          11,289
         U.S. Government securities                           1,982              14           1,996
                                                            ---------------------------------------
                                                            $29,746           $(264)        $29,482
                                                            =======================================

         The contractual maturity of available-for-sale securities at March 31, 1996 was $263,908 within one year and $12,555 over one year and less than three years. Gross realized gains and losses on sales of securities in 1996 and 1995 were immaterial. At March 31, 1996 and 1995, cash and cash equivalents include $184,321 and $31,952, respectively, of securities which are classified as held to maturity and for which cost approximates fair value.

4.       INVENTORIES

Inventories are summarized as follows:

         March 31                                                              1996            1995
         ------------------------------------------------------------------------------------------
         Raw materials                                                      $ 9,408         $ 8,314
         Work in process                                                     10,939           6,510
         Finished goods                                                       7,148           4,078
                                                                            -----------------------
         Total inventories                                                  $27,495         $18,902
                                                                            =======================

5.       FIXED ASSETS

Fixed assets are summarized as follows:

         March 31                                                              1996            1995
         ------------------------------------------------------------------------------------------
         Leasehold improvements                                             $ 1,627         $   521
         Land                                                                 2,151            --
         Equipment and furniture                                             32,353          11,831
                                                                            -----------------------
         Total fixed assets                                                  36,131          12,352

         Less: accumulated depreciation and amortization                     11,365           4,449
                                                                            -----------------------

         Fixed assets, net                                                  $24,766         $ 7,903
                                                                            =======================

6.       LINE OF CREDIT

         The Company has a line of credit available from a bank under which it can borrow up to $20 million. The agreement bears interest at either the prime rate or the LIBOR rate plus 1%, at the option of the Company. Borrowings under this arrangement are secured by the Company's fixed assets, inventories and accounts receivable. There were no borrowings under this line at March 31, 1996. The bank agreement contains certain covenants, the most restrictive of which require the maintenance of a certain level of net worth, and expires on September 30, 1996.

7.       NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

         At March 31, 1996 and 1995, the Company had notes payable and capital lease obligations aggregating $717 and $383, respectively, which are included in other current liabilities. Interest expense for the years ended March 31, 1996, 1995 and 1994 was $29, $64 and $54, respectively.

8.       INCOME TAXES

         The components of the provision for income taxes for the years ended March 31, 1996, 1995 and 1994 are as follows:

         Year Ended March 31                                   1996            1995            1994
         ------------------------------------------------------------------------------------------
         Current income tax expense:
             Federal                                       $ 19,503         $ 9,620          $1,285
             State                                            4,677           1,869             342
             Foreign                                            141              22              11
                                                           ----------------------------------------
             Total current income tax expense                24,321          11,511           1,638
                                                           ----------------------------------------
         Deferred income tax benefit:
             Federal                                        (10,725)         (5,028)          (291)
             State                                           (2,779)           (489)           (70)
                                                           ----------------------------------------
             Total deferred income tax benefit              (13,504)         (5,517)          (361)
                                                           ----------------------------------------
             Total income taxes                            $ 10,817         $ 5,994          $1,277
                                                           ========================================

Deferred income taxes result from differences in the timing of recognition of income and expense items for tax and financial reporting purposes. The principal sources of such differences and the tax effect of each are as follows for the years ended March 31, 1996 and 1995:

         March 31                                                              1996            1995
         ------------------------------------------------------------------------------------------
         Deferred tax assets (liabilities):
             Reserves not currently deductible                              $ 9,896          $2,365
             Deferred revenue                                                 1,481             927
             Depreciation and amortization                                      357             295
             Other                                                            1,038             505
             Capitalized software development costs                            (114)           (257)
             Research and development credits                                   131             456
             Net operating loss carryforwards                                 1,033           1,665
             Merger-related expenses                                          5,638            --
                                                                            -----------------------
             Net deferred tax assets                                        $19,460          $5,956
                                                                            =======================

The deferred tax liabilities of $114 and $257 at March 31, 1996 and 1995, respectively, are included in other current liabilities.

         The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

         Year Ended March 31                                 1996            1995            1994
         ----------------------------------------------------------------------------------------
         Statutory rate applied to income
             before taxes                                   35.00%          34.00%          34.00%
         State income taxes, net of
             federal benefit                                 5.70            4.27            3.37
         Foreign Sales Corporation                          (8.77)          --              --
         Research and development credits                   (0.80)          (1.76)          (2.02)
         Foreign income taxed at different rates             0.39           --              --
         Realization of net operating loss
             carryforwards                                  --              (6.58)          (7.06)
         Merger-related expenses                            20.83           --              --
         Other, net                                          0.27            1.86           (2.51)
                                                            -------------------------------------
         Total income taxes                                 52.62%          31.79%          25.78%
                                                            =====================================

9.       STOCKHOLDERS' EQUITY

Authorized Capital

         On May 6, 1996, the Company's stockholders approved an increase in the authorized shares of the Company's common stock, par value $.01 per share, to 300,000,000 shares. The Company has 5,000,000 authorized shares of preferred stock. Preferred stock may be issued at the discretion of the Board of Directors of the Company (without stockholder approval), with such designations, rights and preferences as the Board of Directors may determine from time to time.

Public Offerings

         On February 4, 1994, ALANTEC completed its initial public offering of 5,750,000 shares of common stock, of which 5,032,000 shares were sold by ALANTEC and 718,000 shares were sold by selling stockholders. Net proceeds to ALANTEC as a result of the offering were approximately $29.5 million. Upon consummation of the ALANTEC initial public offering, all outstanding shares of ALANTEC Series A redeemable convertible preferred stock were converted into 8,614,814 shares of common stock.

         On May 23, 1994, FORE completed its initial public offering of 13,800,000 shares of common stock, of which 9,800,000 shares were sold by the Company and 4,000,000 shares were sold by selling stockholders. Net proceeds to the Company as a result of the offering were approximately $35.5 million. Upon consummation of the FORE initial public offering, all outstanding shares of FORE Series A redeemable convertible preferred stock were converted into 16,129,020 shares of common stock.

         On April 20, 1995, ALANTEC completed a public offering of 5,058,390 shares of common stock, of which 4,659,790 shares were sold by ALANTEC and 398,600 shares were sold by selling stockholders. Net proceeds to ALANTEC as a result of the offering were approximately $79.5 million.

         On October 18, 1995, the Company completed a public offering of 9,200,000 shares of common stock, of which 8,370,000 shares were sold by the Company and 830,000 shares were sold by selling stockholders. Net proceeds to the Company as a result of the offering were approximately $129.0 million.

10.      STOCK OPTION PLANS

         The Company's stock option plans provide for the issuance of an aggregate of 25,984,062 shares of common stock, of which 7,970,520 shares are available for future grants at March 31, 1996. Options exercisable were 1,858,180 and 1,488,906 at March 31, 1996 and 1995, respectively.

         The Compensation Committee of the Board of Directors determines the term of each option, option exercise price within limits set forth in the plans, number of shares for which each option is granted and the rate at which each option is exercisable. However, under certain plans, the exercise price of any stock option may not be less than the fair market value of the shares on the date granted (or less than 110% of the fair market value in the case of an optionee holding more than 10% of the voting stock of the Company), and the term cannot exceed ten years (five years for stock options granted to holders of more than 10% of the Company's voting stock); under certain other plans, the exercise price for stock options, which do not qualify as an incentive stock option under the Internal Revenue Code, are determined by the Compensation Committee of the Board of Directors in its discretion and the term of such options cannot exceed ten years. Transactions under the stock option plans for the year ended March 31, 1996 are summarized as follows:

                                                                   Number of Shares  Exercise Price
                                                                      Under Options       Per Share
         ------------------------------------------------------------------------------------------
         Outstanding at March 31, 1995                                   10,480,002     $.02-$23.00
             Options Granted                                              5,196,872     $.17-$35.94
             Options Exercised                                          (2,670,058)     $.02-$19.44
             Options Canceled                                           (1,460,478)     $.13-$22.06
                                                                        ---------------------------

         Outstanding at March 31, 1996                                   11,546,338     $.02-$35.94
                                                                        ===========================

The employee stock purchase plans (the "Stock Purchase Plans") allow eligible employees the opportunity to purchase up to an aggregate of 2,109,530 shares of common stock through payroll deductions at a purchase price per share not less than 85% of the fair market value on the first or last day of the quarterly offering periods (as defined in the Stock Purchase Plans), whichever is lower. The shares issued under the Stock Purchase Plans were 203,794 and 98,178 as of March 31, 1996 and 1995, respectively.

         During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The Company intends to adopt SFAS 123 through disclosure only effective April 1, 1996.

11.      DEFINED CONTRIBUTION PLAN

         In November 1993, the Company adopted a 401(k) plan (the "Plan") that covers substantially all employees who meet minimum age and service requirements. Company contributions are determined at the discretion of the Board of Directors. The Plan also permits tax-deferred salary deductions for eligible employees in accordance with the Internal Revenue Code.

         The expenses of this plan for the years ended March 31, 1996, 1995 and 1994 were $1,014, $421 and $70, respectively.

12.      SEGMENT, MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK INFORMATION

         The Company operates in a single industry segment encompassing the development, manufacture, marketing, selling and technical support of networking products and services.

         Revenue from government agencies, as a percentage of total revenue, for the years ended March 31, 1996, 1995 and 1994 were 7%, 7% and 10%, respectively.

         There were no customers with revenue in excess of 10% of the Company's total revenue for the years ended March 31, 1996, 1995 and 1994.

         Financial instruments which potentially expose the Company to concentrations of credit risk include accounts receivable. The Company performs an initial credit review and ongoing evaluations of customers' financial conditions and, generally, does not require collateral. In addition, the Company maintains reserves for potential credit losses which, in the aggregate, have not exceeded management expectations.

         Accounts receivable were concentrated as follows:

         March 31                                                             1996            1995
         -----------------------------------------------------------------------------------------
         Domestic                                                              66%             68%
         Foreign                                                               31              31
         U.S. Government                                                        3               1
                                                                              -------------------
                                                                              100%            100%
                                                                              ===================

13.      INTERNATIONAL REVENUE

         Revenue from sales to customers outside the United States for the years ended March 31, 1996, 1995 and 1994 was distributed as follows:

         Year Ended March 31                                   1996            1995            1994
         ------------------------------------------------------------------------------------------
         Europe                                             $46,797         $16,522         $ 4,381
         Pacific Rim                                         31,821          18,893           8,851
         Other                                               13,711           1,972             615
                                                            ---------------------------------------
         Total                                              $92,329         $37,387         $13,847
                                                            =======================================

14.      LEASE COMMITMENTS

         In December 1995, the Company entered into agreements to lease headquarters and operating facilities to be constructed on land which was purchased by the Company. The lessor and an additional lender have committed to fund up to a maximum of $41 million for the construction of the buildings. The Company will lease the facilities under a ten-year operating lease and has options to renew the lease for two additional five-year terms. Future annual minimum rental payments under the lease are approximately $3.5 million and are expected to commence in fiscal 1997. During the construction period, the Company has guaranteed the repayment of up to approximately $37 million of the lessor's construction financing for the facilities.

         Accordingly, as part of the above lease transaction, the Company pledged $4.3 million, at March 31, 1996, of securities it holds as collateral for specified obligations of the lessor. In addition, under the terms of the lease, the Company is required to comply with certain financial covenants including the maintenance of a minimum tangible net worth. Other restrictive covenants limit indebtedness and the payment of dividends.

         The Company may, at its option, purchase the facilities during or at the expiration of the term of the lease at an amount equal to the remaining balance of any debt of the lessor related to the construction of the facilities plus any applicable prepayment penalties. If the Company does not exercise the purchase option at the end of the lease, the Company will guarantee the residual value of the facilities of approximately $24 million, an amount which was determined at the lease inception date.

         The Company has purchased additional option property by issuing a note that is secured by a mortgage that encumbers the option property. The note of $614 is included in other current liabilities. The Company also has operating lease agreements relating to certain other facilities and equipment which expire at various dates. Rent expense on operating leases for the years ended March 31, 1996, 1995 and 1994 was $5,167, $2,671 and $969, respectively. Future minimum payments under all non-cancelable operating leases as of March 31, 1996 are summarized as follows:

                                                                 Operating
                                                                    Leases
         -----------------------------------------------------------------
         1997                                                      $ 7,728
         1998                                                        7,630
         1999                                                        7,342
         2000                                                        5,376
         2001                                                        4,338
         Thereafter                                                 51,659
                                                                   -------
         Total                                                     $84,073
                                                                   =======

15.      QUARTERLY RESULTS (UNAUDITED)

         (In thousands, except                                Year Ended March 31, 1996
         for per-share data)                     Q4              Q3              Q2              Q1
         ------------------------------------------------------------------------------------------
         Revenue                          $  75,271         $63,974         $52,062         $43,882
         Gross profit                     $  43,811         $37,158         $30,168         $25,386
         Merger-related expenses          $  27,098         $   690         $  --           $ 1,587
         Income (loss) from operations    $(13,870)         $10,343         $ 8,623         $ 5,552
         Net income (loss)                $ (9,575)         $ 8,516         $ 6,734         $ 4,062
         Net income (loss) per common
             share                        $   (.11)         $   .09         $   .08         $   .05

         (In thousands, except                                Year Ended March 31, 1995
         for per-share data)                     Q4              Q3              Q2              Q1
         ------------------------------------------------------------------------------------------
         Revenue                            $37,655         $29,407         $21,936         $17,190
         Gross profit                       $21,525         $16,827         $12,744         $ 9,895
         Income from operations             $ 6,293         $ 4,718         $ 3,078         $ 1,972
         Net income                         $ 4,673         $ 3,869         $ 2,633         $ 1,685
         Net income per
             common share                   $   .06         $   .05         $   .04         $   .02

16.      CONTINGENCIES

         In April 1994, ALANTEC was notified that in March 1994 two founders and one former employee of ALANTEC filed a lawsuit against certain former directors, a former officer and several stockholders of ALANTEC ("Defendants"), seeking damages for alleged breaches of fiduciary duties by the Defendants in the course of various transactions in which ALANTEC obtained additional financing in exchange for the issuance of convertible preferred stock. While ALANTEC was not named as a defendant in the suit, ALANTEC's bylaws and indemnification agreements between ALANTEC and certain of the Defendants require the Company to fund certain ongoing legal fees associated with defending the suit on behalf of the Defendants. For the year ended March 31, 1996, the Company incurred $360 for litigation expenses related to these matters. While the Company expects to continue to incur legal expenses with respect to the litigation, the Company believes that the ultimate resolution of the litigation will not have a material adverse effect on the Company's financial position or results of operations. The lawsuit is in the discovery stage and a trial has been scheduled for September 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the information set forth under the captions "Election of Directors" and "Other Matters" in the Proxy Statement is incorporated herein by reference in response to this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference in response to this
Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the subcaption "Compensation Committee Interlocks and Insider Participation" under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference to this Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)  DOCUMENTS FILED AS PART OF THIS REPORT:

          1. FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K:

                                                                            Page(s)
                                                                            -------
Report of Price Waterhouse LLP ............................................   25

Consolidated Statement of Income for the
  years ended March 31, 1996, 1995 and 1994 ...............................   26

Consolidated Balance Sheet as of March 31,
  1996 and 1995 ...........................................................   27

Consolidated Statement of Changes in Common
  Stock and Other Stockholders' Equity for the years
  ended March 31, 1996, 1995 and 1994 .....................................   28

Consolidated Statement of Cash Flows for the
  years ended March 31, 1996, 1995 and 1994 ...............................   29

Notes to Consolidated Financial Statements ................................   30

Financial Statement Schedule:
  Schedule II - Valuation and Qualifying
    Accounts and Reserves .................................................   48

     Financial statement schedules not listed above have been omitted because they are inapplicable, are not required under applicable provisions of Regulation S-X, or the information that would otherwise be included in such schedules is contained in the registrant's consolidated financial statements or accompanying notes.

          2. EXHIBITS. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

 Exhibit
   No.                        Description
 -------                      -----------
 2.1      Agreement and Plan of Merger, dated as of December 13, 1995, and amended as of December 22, 1995, by and among FORE Systems, Inc.,
          Croesus Acquisition Corporation and ALANTEC Corporation. (Incorporated
          by reference to Exhibit 2.1 to the registrant's Form 8-K/A (Amendment
          No. 1) filed with the Commission on February 9, 1996.)

 3.1      Amended and Restated Certificate of Incorporation of FORE Systems,
          Inc., (as amended by Certificate of Amendment dated May 6, 1996).

 3.2 Amended and Restated Bylaws of FORE Systems, Inc. (Incorporated by reference to Exhibit 4.1 of the registrant's Registration Statement on Form S-8, File No. 333-1728.)

10.1      FORE Systems, Inc. Incentive Stock Option Plan and Nonqualified Stock
          Option Plan. (Incorporated by reference to Exhibit 10.01 to the registrant's Registration Statement on Form S-1, File No. 33- 76176.)
          (1)

10.2 FORE Systems, Inc. 1994 Stock Option Plan. (Incorporated by reference to Exhibit 10.02 to the registrant's Registration Statement on Form
          S-1, File No. 33-76176.) (1)

10.3 FORE Systems, Inc. 1994 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.05 to the registrant's Registration Statement on Form S-1, File No. 33-76176.) (1)

10.4 FORE Systems, Inc. 1995 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the registrant's Annual Report on Form
          10-K for the fiscal year ended March 31, 1995.) (1)

10.5      ALANTEC Corporation Second Amended and Restated 1991 Stock Option
          Plan. (Incorporated by reference to Exhibit 4.2 to the registrant's
          Post-Effective Amendment No. 1 to Form S-4 Registration Statement on
          Form S-8, File No. 333-00468.) (1)

10.6 ALANTEC Corporation 1994 Stock Option Plan (Incorporated by reference to Exhibit 10.15 to ALANTEC Corporation's Form 10-Q for the quarterly period ended June 30, 1995). (1)

10.7 ALANTEC Corporation 1995 Directors' Option Plan. (Incorporated by reference to Exhibit 4.4 to the registrant's Post-Effective Amendment
          No. 1 to Form S-4 Registration Statement on Form S-8, File No. 333-
          00468.) (1)

10.8 ALANTEC Corporation 1994 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.3 to the registrant's Registration Statement on Form S-8, File No. 333-1728). (1)

10.9      FORE Systems, Inc. Change in Control Separation Plan. (1)

10.10     Summary of Fiscal Year 1996 Senior Management Bonus Plan. (1)

10.11(a)  Lease between Regional Industrial Development Corporation of
          Southwestern Pennsylvania and FORE Systems, Inc., dated as of July 22,
          1993. (Incorporated by reference to Exhibit 10.03.01 to the registrant's Registration Statement on Form S-1, File No. 33-76176.)

 Exhibit
   No.                        Description
 -------                      -----------
10.11(b)  Amendment of Lease between Regional Industrial Development Corporation of Southwestern Pennsylvania and FORE Systems, Inc., dated as of
          January 10, 1994. (Incorporated by reference to Exhibit 10.03.02 to the registrant's Registration Statement on Form S-1, File No.
          33-76176.)

10.11(c)  Second Amendment of Lease between Regional Industrial Development
          Corporation of Southwestern Pennsylvania and FORE Systems, Inc., dated as of March 31, 1994.

10.11(d)  Third Amendment of Lease between Regional Industrial Development
          Corporation of Southwestern Pennsylvania and FORE Systems, Inc., dated as of May 1, 1994.

10.11(e)  Fourth Amendment of Lease between Regional Industrial Development
          Corporation of Southwestern Pennsylvania and FORE Systems, Inc., dated as of June 10, 1995.

10.11(f)  Fifth Amendment of Lease between Regional Industrial Development
          Corporation of Southwestern Pennsylvania and FORE Systems, Inc., dated as of May 7, 1996.

10.12(a) Lease between Dominic and Maria Gigliotti and FORE Systems, Inc., dated as of October 12, 1994. (Incorporated by reference to Exhibit
          10.6(a) to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

10.12(b)  Lease Amendment between Dominic and Maria Gigliotti and FORE Systems,
          Inc., dated as of February 22, 1995. (Incorporated by reference to Exhibit 10.6(b) to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

10.12(c)  Lease Amendment between Dominic and Maria Gigliotti and FORE Systems,
          Inc., dated as of May 12, 1995. (Incorporated by reference to Exhibit
          10.6(c) to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

10.13 Pittsburgh Office and Research Park Building II Lease Agreement by and between Zell Two Inc. and FORE Systems, Inc., dated as of July 24,
          1995. (Incorporated by reference to Exhibit 10.9 to the registrant's
          Form 10-Q for the quarterly period ended December 31, 1995.)

10.14     Lease between ALANTEC Corporation and Orchard Investment Company
          Number 901, dated as of March 21, 1995. (Incorporated by reference to Exhibit 10.23 to ALANTEC Corporation's Registration Statement on Form
          S-3, File No. 33-90442.)

10.15 Participation Agreement, dated as of December 13, 1995, by and among FORE Systems, Inc., Wilmington Trust Company, Mellon Financial
          Services Corporation #4 and Mellon Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended December 31, 1995.)

 Exhibit
   No.                        Description
 -------                      -----------
10.16     Lease and Open End Mortgage, dated as of December 13, 1995, by and between FORE Systems, Inc. and Wilmington Trust Company. (Incorporated
          by reference to Exhibit 10.2 to the registrant's Form 10-Q for the quarterly period ended December 31, 1995.)

10.17     Guaranty, dated as of December 13, 1995, by and among FORE Systems,
          Inc., Mellon Bank, N.A. and Mellon Financial Services Corporation #4.
          (Incorporated by reference to Exhibit 10.3 to the registrant's Form
          10-Q for the quarterly period ended December 31, 1995.)

10.18     Guaranty Agreement, dated as of December 13, 1995, by and among FORE
          Systems Holding Corporation, Mellon Bank, N.A. and Mellon Financial
          Services Corporation #4. (Incorporated by reference to Exhibit 10.4 to the registrant's Form 10-Q for the quarterly period ended December 31, 1995.)

10.19 Pledge and Security Agreement, dated as of December 13, 1995, by and among FORE Systems Holding Corporation, Mellon Bank, N.A., Mellon
          Financial Services Corporation #4 and Mellon Bank, N.A., as custodian.
          (Incorporated by reference to Exhibit 10.5 to the registrant's Form
          10-Q for the quarterly period ended December 31, 1995.)

10.20 Guaranty and Suretyship Agreement, dated as of December 13, 1995, by and between FORE Systems, Inc. and The Redevelopment Authority of
          Allegheny County. (Incorporated by reference to Exhibit 10.6 to the registrant's Form 10-Q for the quarterly period ended December 31, 1995.)

10.21 Loan and Security Agreement, dated as of December 13, 1995, by and between The Gustine Company and FORE Systems, Inc. (Incorporated by reference to Exhibit 10.7 to the registrant's Form 10-Q for the quarterly period ended December 31, 1995.)

10.22 Development Agreement, dated as of October 20, 1995, by and between The Gustine Company and FORE Systems, Inc. (Incorporated by reference to Exhibit 10.8 to the registrant's Form 10-Q for the quarterly period ended December 31, 1995.)

10.23 Form of Non-Competition Agreement, each dated December 21, 1992, between FORE Systems, Inc. and Dr. Eric C. Cooper, Dr. Robert D.
          Sansom, Dr. Onat Menzilcioglu and Mr. Francois J. Bitz. (Incorporated by reference to Exhibit 10.04 to the registrant's Registration
          Statement on Form S-1, File No. 33-76176.) (1)

11.1      Statement re computation of per share earnings.

21.1      Subsidiaries of the registrant.

22.1      Consent of Price Waterhouse LLP.

27.1      Financial Data Schedule.

- ------------------
(1)  Management contract or compensatory plan or arrangement.

     (b)  REPORTS ON FORM 8-K:

     The Company filed the following Reports on Form 8-K during the quarter ended March 31, 1996.

     On January 24, 1996, the Company filed a Report under Item 5 of Form 8-K dated January 23, 1996 regarding the financial results for its third fiscal quarter ended December 31, 1995.

     On January 26, 1996, the Company filed a Report under Item 5 of Form 8-K dated January 25, 1996 regarding revised affiliate agreements relating to the Agreement and Plan of Merger, dated as of December 13, 1995, and amended as of December 22, 1995, by and among FORE Systems, Inc., Croesus Acquisition Corporation and ALANTEC Corporation.

     On February 9, 1996, the Company filed Amendment No. 1 on Form 8-K/A to a Report under Item 5 of Form 8-K dated December 13, 1995 regarding an amendment dated December 22, 1995 to the Agreement and Plan of Merger, dated as of December 13, 1995, by and among FORE Systems, Inc., Croesus Acquisition Corporation and ALANTEC Corporation.

     On March 11, 1996, the Company filed a report under Items 2 and 5 of Form 8-K dated February 23, 1996 regarding (i) the acquisition by the Company of ALANTEC and (ii) certain risk factors relating to future results of operation of the Company.

     On March 15, 1996, the Company filed Amendment No. 1 on Form 8-K/A to a Report under Items 2 and 5 of Form 8-K dated February 23, 1996 regarding (i) the acquisition by the Company of ALANTEC and (ii) certain risk factors relating to future results of operation of the Company.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    FOR THE THREE YEARS ENDED MARCH 31, 1996
                                 (IN THOUSANDS)

                                  SCHEDULE II

                                      Balance at                                         Balance at
Description                       March 31, 1995      Additions      Deductions      March 31, 1996
- ---------------------------------------------------------------------------------------------------
Allowance for doubtful accounts             $574        $   587         $   (74)            $ 1,087

Merger related costs                        $ --        $29,375         $(9,330)            $20,045
                                            =======================================================


                                      Balance at                                         Balance at
Description                       March 31, 1994      Additions      Deductions      March 31, 1995
- ---------------------------------------------------------------------------------------------------
Allowance for doubtful accounts             $208           $409            $(43)               $574

Merger related costs                        $ --           $ --            $ --                $ --
                                            =======================================================


                                      Balance at                                         Balance at
Description                       March 31, 1993      Additions      Deductions      March 31, 1994
- ---------------------------------------------------------------------------------------------------
Allowance for doubtful accounts              $57           $157             $(6)               $208

Merger related costs                         $--           $ --             $--                $ --
                                            =======================================================

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FORE SYSTEMS, INC.


June 28, 1996                 By:  /s/ ERIC C. COOPER
                                   ------------------------------------
                                   Eric C. Cooper
                                   Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                      CAPACITY                         DATE
     ---------                      --------                         ----
/s/ ERIC C. COOPER        Chairman and Chief Executive           June 28, 1996
- ----------------------    Officer (Principal Executive
Eric C. Cooper            Officer) and a Director


/s/ THOMAS J. GILL        Vice President, Finance, Chief         June 28, 1996
- ----------------------    Financial Officer and Treasurer
Thomas J. Gill            (Principal Financial and
                          Accounting Officer)


/s/ ONAT MENZILCIOGLU     President and a Director               June 28, 1996
- ----------------------
Onat Menzilcioglu


/s/ FRANCOIS J. BITZ      Vice President, Engineering and        June 28, 1996
- ----------------------    a Director
Francois J. Bitz


/s/ ROBERT D. SANSOM      Vice President, Engineering and        June 28, 1996
- ----------------------    a Director
Robert D. Sansom


/s/ GEORGE ARCHULETA      President of LAN Switching             June 28, 1996
- ----------------------    Division and a Director
George Archuleta


/s/ JOHN C. BAKER         Director                               June 28, 1996
- ----------------------
John C. Baker


/s/ THOMAS J. CROTTY      Director                               June 28, 1996
- ----------------------
Thomas J. Crotty

                                 EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
- -----------                             -----------
    3.1      Amended and Restated Certificate of Incorporation of FORE Systems,
             Inc. (as amended by Certificate of Amendment dated May 6, 1996).


   10.9      FORE Systems, Inc. Change in Control Separation Plan.

   10.10     Summary of Fiscal Year 1996 Senior Management Bonus Plan.

   10.11(c)  Second Amendment of Lease between Regional Industrial Development
             Corporation of Southwestern Pennsylvania and FORE Systems, Inc., dated as of March 31, 1994.

   10.11(d)  Third Amendment of Lease between Regional Industrial Development
             Corporation of Southwestern Pennsylvania and FORE Systems, Inc., dated as of May 1, 1994.

   10.11(e)  Fourth Amendment of Lease between Regional Industrial Development
             Corporation of Southwestern Pennsylvania and FORE Systems, Inc., dated as of June 10, 1995.

   10.11(f)  Fifth Amendment of Lease between Regional Industrial Development
             Corporation of Southwestern Pennsylvania and FORE Systems, Inc., dated as of May 7, 1996.

   11.1      Statement re Computation of Per Share Earnings.

   21.1      Subsidiaries of the Registrant.

   22.1      Consent of Price Waterhouse LLP.

   27.1      Financial Data Schedule.