Form 10-Q
period 1996-06-30
FORE SYSTEMS INC /DE/
filed 1996-08-13
CIK 920000

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  -----------

                                   FORM 10-Q
 (Mark One)
 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1996

                                OR

 [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 0-24156

                              FORE SYSTEMS,  INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                              25-1628117
- -------------------------------               -------------------
(State or other jurisdiction of                (I.R.S Employer
incorporation or organization)                Identification No.)


        174 Thorn Hill Road, Warrendale, Pennsylvania     15086-7586
        ----------------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code:  (412) 772-6600
                                                           --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  __X__    No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at July 31, 1996
- ----------------------------               ----------------------------
Common Stock, $.01 par value                     89,707,463 Shares

                                   FORM 10-Q

                               FORE SYSTEMS, INC.

                               TABLE OF CONTENTS

                                                                                   Page
                                                                                  Number
PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements

               FORE Systems, Inc. Consolidated Balance Sheet as of June 30,
               1996 and March 31, 1996                                             3

               FORE Systems, Inc. Consolidated Statement of Income for the
               three months ended June 30, 1996 and 1995                           4

               FORE Systems, Inc. Consolidated Statement of Cash Flows for the
               three months ended June 30, 1996 and 1995                           5

               Notes to Unaudited Consolidated Financial Statements                6-7

  Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                           8-11

PART II.       OTHER INFORMATION

  Item 1.      Legal Proceedings                                                   12

  Item 4.      Submission of Matters to a Vote of Security Holders                 12

  Item 6.      Exhibits and Reports on Form 8-K                                    12-13

  Signatures                                                                       14

  Exhibit Index                                                                    15

PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements.

                               FORE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                           (UNAUDITED)
                                                                            JUNE, 30                  MARCH 31,
                                                                              1996                      1996
                                                                           ----------                 --------

                                                               ASSETS

Current assets:
   Cash and cash equivalents                                                $147,282                   $204,013
   Short-term investments                                                    125,108                     92,142
   Accounts receivable, net of allowance for
    doubtful accounts of $1,481 at June 30, 1996
    and $1,087 at March 31, 1996                                              64,974                     49,990
   Inventories                                                                35,596                     27,495
   Deferred income taxes                                                      20,323                     19,574
   Prepaid expenses and other current assets                                  11,415                      6,382
                                                                            --------                   --------
        Total current assets                                                 404,698                    399,596
Fixed assets, net                                                             31,667                     24,766
                                                                            --------                   --------
        Total assets                                                        $436,365                   $424,362
                                                                            ========                   ========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                         $ 32,242                   $ 32,430
   Accrued payroll and related costs                                          10,680                     10,723
   Other current liabilities                                                   7,099                     13,120
   Accrued merger costs                                                       10,197                     20,045
   Deferred revenue                                                           13,012                     12,054
                                                                            --------                   --------
        Total current liabilities                                             73,230                     88,372
                                                                            --------                   --------

Commitments and contingencies
Stockholders' equity:
  Common stock, par value $.01 per share; 300,000,000
   shares authorized; shares issued and outstanding:
   89,370,358 at June 30, 1996 and 87,982,594 at
   March 31, 1996                                                            339,057                    323,134
  Retained earnings                                                           24,777                     13,384
  Valuation allowance for short-term investments                                (699)                      (528)
                                                                            --------                   --------
        Total stockholders' equity                                           363,135                    335,990
                                                                            --------                   --------
                Total liabilities and stockholders' equity                  $436,365                   $424,362
                                                                            ========                   ========


   The accompanying notes are an integral part of these financial statements.

                               FORE SYSTEMS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                   UNAUDITED

                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                        ----------------------------------
                                                                              1996               1995
                                                                        ---------------     --------------
Revenue                                                                  $    83,357         $    43,882
Cost of sales                                                                 34,912              18,496
                                                                         -----------         -----------
Gross profit                                                                  48,445              25,386
                                                                         -----------         -----------
Operating expenses:
   Research and development                                                   11,190               5,682
   Sales and marketing                                                        18,761              10,277
   General and administrative                                                  3,851               2,288
   Merger-related                                                                 --               1,587
                                                                         -----------         -----------
        Total operating expenses                                              33,802              19,834
                                                                         -----------         -----------
Income from operations                                                        14,643               5,552
Interest income, net                                                           3,158               1,531
                                                                         -----------         -----------
Income before provision for income taxes                                      17,801               7,083
Provision for income taxes                                                     6,408               3,021
                                                                         -----------         -----------
Net income                                                               $    11,393         $     4,062
                                                                         ===========         ===========
Net income per common share                                              $      0.12         $      0.05
                                                                         ===========         ===========
Weighted average common and common
  equivalent shares outstanding                                           96,768,218          82,015,000
                                                                         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                               FORE SYSTEMS, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                   UNAUDITED

                                (IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                        ----------------------------------
                                                                              1996               1995
                                                                        ---------------     --------------
Cash flows from operating activities:
  Net income                                                                $ 11,393           $  4,062
  Adjustments to reconcile net income
   to net cash provided (used) by operating activities:
     Depreciation and amortization                                             3,438              1,465
     Deferred income tax benefit                                                (749)              (716)
     Change in operating assets and liabilities:
       Accounts receivable                                                   (14,984)            (3,069)
       Inventories                                                            (8,101)            (2,882)
       Prepaid assets and other current assets                                (5,134)              (565)
       Accounts payable                                                         (188)             3,131
       Accrued liabilities                                                     1,556              3,464
       Accrued merger costs                                                   (9,848)                --
       Deferred revenue                                                          958                122
                                                                            --------           --------
Net cash provided (used) by operating activities                             (21,659)             5,012
                                                                            --------           --------
Cash flows from investing activities:
  Purchases of short-term investments                                        (54,233)           (31,023)
  Redemption and sale of short-term investments                               21,096              8,507
  Capitalization of software development costs                                  (182)              (249)
  Net cash from merger-related activity                                           --                184
  Purchases of fixed assets                                                  (10,056)            (3,481)
                                                                            --------           --------
Net cash used in investing activities                                        (43,375)           (26,062)
                                                                            --------           --------
Cash flows from financing activities:
  Principal payments on notes payable and capital
   lease obligations                                                             (43)               (70)
  Proceeds from issuance of common stock                                       8,346             80,473
                                                                            --------           --------
Net cash provided by financing activities                                      8,303             80,403
                                                                            --------           --------
Increase (decrease) in cash and cash equivalents                             (56,731)            59,353
Cash and cash equivalents at beginning of period                             204,013             38,983
                                                                            --------           --------
Cash and cash equivalents at end of period                                  $147,282           $ 98,336
                                                                            ========           ========

   The accompanying notes are an integral part of these financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996


NOTE 1.   Interim Financial Statements

     The accompanying unaudited interim consolidated financial statements of FORE Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of these results for such periods. The results of operations for the three month period ending June 30, 1996 are not necessarily indicative of results which may be achieved for the entire fiscal year ending March 31, 1997. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 as filed with the Securities and Exchange Commission.

NOTE 2.   Inventories (in thousands)

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and include raw material components, processing costs and manufacturing overhead costs. Inventories are summarized as follows:

                                           June 30, 1996      March 31, 1996
                                           -------------      --------------
Raw Materials                                 $12,263            $ 9,408
Work in Process                                12,791             10,939
Finished Goods                                 10,542              7,148
                                              -------            -------
Total Inventories                             $35,596            $27,495
                                              =======            =======

NOTE 3.   Lease Commitments

     In December 1995, the Company entered into agreements to lease headquarters and operating facilities to be constructed on land which was purchased by the Company. The lessor and an additional lender have committed to fund up to a maximum of $41 million for the construction of the buildings. The Company will lease the facilities under a ten-year operating lease and has options to renew the lease for two additional five-year terms. Future annual minimum rental payments under the lease are approximately $3.5 million and are expected to commence in the current fiscal year. During the construction period, the Company has guaranteed the repayment of approximately $37 million of the lessor's construction financing for the facilities.

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

     As part of the above lease transaction, the Company pledged $7.9 million of marketable securities (valued at June 30, 1996) as collateral for specified obligations of the lessor. These securities will be pledged until construction of the facilities is completed and will be managed by the Company under its investment policy. In addition, under the terms of the lease, the Company is required to comply with certain financial covenants including the maintenance of a minimum tangible net worth. Other restrictive covenants limit indebtedness and the payment of dividends.

NOTE 4.   Stock Option Plan

     On June 17, 1996, the Board of Directors adopted and approved the FORE Systems, Inc. 1996 Stock Option Plan (the "Plan"), under which awards of options to acquire shares of Common Stock may be made to employees, directors, consultants and advisors of the Company or any of its subsidiaries ("Discretionary Awards") and awards of options will automatically be made to Directors of the Company. The maximum number of shares of Common Stock as to which awards may be granted under the Plan is 5,500,000 shares.

     The Compensation Committee of the Board of Directors will determine the terms and conditions of each Discretionary Award, provided that (i) Discretionary Awards will be granted at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant (or less than 110% of the fair market value in the case of an optionee holding more than 10% of the voting stock of the Company), and (ii) the period within which a Discretionary Award may be exercised will not exceed ten years from the date of grant (five years in the case of a grant of Incentive Stock Options to a 10% Holder).

     On July 25, 1996, the Company's stockholders approved the Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

GENERAL

     FORE Systems, Inc. (the "Company") is a leader in the design, development, manufacture and sale of high-performance networking products based on Asynchronous Transfer Mode ("ATM") technology. ATM provides dramatically greater speed and total capacity than conventional networking technologies.
ATM improves the performance of today's network applications, and also enables new applications, including integrated video, audio and data communications. The Company believes that it currently offers the most comprehensive ATM product line available, including ForeRunner(R) ATM switches and adapter cards, PowerHub(R) LAN switches for ATM connectivity, CellPath(TM) WAN multiplexing products for WAN access, ForeThought(TM) Internetworking Software and ForeView(TM) Network Management Software.

     In view of the Company's growth, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

QUARTER ENDED JUNE 30, 1996 COMPARED WITH QUARTER ENDED JUNE 30, 1995

     REVENUE. Revenue increased by 90% to $83.4 million in the quarter ended June 30, 1996 from $43.9 million in the quarter ended June 30, 1995. The distribution of revenue from sales to domestic and foreign customers was 59% and 41%, respectively, in the quarter ended June 30, 1996. This compares with 71% and 29%, respectively, in the corresponding period in 1995. The increase in revenue dollars was attributable to the increased market acceptance of ATM and LAN switching products. The increase in foreign revenue as a percentage of revenue resulted from the Company's expansion of its international distribution channels.

     The Company measures overall unit volume for its switching products based on the number of ATM ports or network connections shipped. The total number of ATM ports shipped in the quarter ended June 30, 1996 was 16,749 as compared with 7,276 in the previous year's corresponding period. The total installed base of ATM ports as of June 30, 1996 was 81,470. The total number of LAN switching products shipped in the quarter ended June 30, 1996 was 1,576, as compared with 569 in the previous year's corresponding period. The total number of adapter cards shipped in the quarter ended June 30, 1996 was 7,489 as compared with 2,986 in the previous year's corresponding period. The total installed base of adapter cards as of June 30, 1996 was 35,477. In the period ended June 30, 1996, revenue mix, as a percentage of revenue, among ATM switching products, LAN switching products, adapter cards and other revenue (principally service support and development contracts) was 49%, 37%, 7% and 7%, respectively. Revenue mix for the corresponding quarter in 1995 was 46%, 37%, 9% and 8%. Average selling price per port during the quarter ended June 30, 1996 was $2,422 as compared to $2,752 in the corresponding quarter in 1995. Average selling price for adapter cards shipped during the quarter ended June 30, 1996 was $725, as compared to $1,280 in the previous year's quarter ended June 30, 1995. In May of 1996, the Company reduced the price of its ATM LAN switches by up to 40%. At the same time, prices of the Company's adapter cards were reduced by 50%. The Company believes that reductions in price per port on switching products and price reductions on adapter cards will help stimulate demand for its products.

     GROSS PROFIT. Gross profit increased to $48.4 million or 58.1% as a percentage of revenue in the quarter ended June 30, 1996 as compared to gross profit of $25.4 million or 57.9% as a percentage of revenue in the corresponding quarter in 1995. The dollar increase in gross profit was largely attributable to the increase in revenue. The improvement in gross profit as a percentage of revenue was the result of reduced product costs in addition to improved product price mix for the Company's switching products. The Company intends to price its products competitively, to continue to capture market share and to stimulate demand for its products. In future periods, gross margins may be adversely affected by price competition or changes in sales channels, increases in the costs of goods or changes in the mix of products sold.

     RESEARCH AND DEVELOPMENT. Research and development expense was $11.2 million or 13.4% of revenue in the quarter ended June 30, 1996 as compared to $5.7 million or 13.0% of revenue in the corresponding quarter in 1995. The increase in research and development expense in dollars and as a percentage of revenue was largely attributable to increased hiring of engineering employees, including recruiting expenses, along with increased purchases of research and development materials. The number of employees of the Company engaged in research and development increased from 192 at June 30, 1995 to 371 at June 30, 1996

     SALES AND MARKETING. Sales and marketing expense was $18.8 million or 22.5% of revenue for the quarter ended June 30, 1996 as compared to $10.3 million or 23.4% of revenue in the corresponding quarter in 1995. The increase in sales and marketing expense was largely the result of hiring additional sales, marketing and support personnel (including training and documentation) and increased promotion costs. The reduction in sales and marketing expense as a percentage of revenue in the quarter ended June 30, 1996 was the result of further implementation of the Company's indirect channel sales strategy which has allowed the Company to reduce fixed overhead. The number of employees of the Company engaged in sales and marketing activities increased from 256 at June 30, 1995 to 486 at June 30, 1996. The Company expects to increase sales and marketing expenses both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence.

     GENERAL AND ADMINISTRATIVE. General and administrative expense was $3.9 million or 4.6% of revenue in the quarter ended June 30, 1996 as compared to $2.3 million or 5.2% of revenue in the corresponding quarter in 1995. The dollar increase was largely due to increased hiring of administrative staff, including those engaged in systems administration, accounting and human resources. The percentage decrease resulted from increased revenue absorbing a larger portion of the Company's fixed overhead expenses. The number of employees of the Company engaged in general and administrative activities increased from 68 at June 30, 1995 to 137 at June 30, 1996. The Company plans to make appropriate expenditures in the general and administrative organization as necessary and does not expect the overall cost as a percentage of revenue to decline in the next twelve months.

     MERGER-RELATED EXPENSES. The Company had no merger-related expenses during the quarter ended June 30, 1996. Total merger-related expenditures of $1.6 million were expensed in the quarter ended June 30, 1995 upon completion of the Applied Network Technology, Inc. and RainbowBridge Communciations, Inc. acquisitions. These expenses included fees to financial advisors, legal and accounting fees and other related expenses.

     INTEREST INCOME. Interest income, net of interest expense, was $3.2 million in the quarter ended June 30, 1996 as compared to $1.5 million in the corresponding quarter in 1995. The increase in interest income resulted largely from interest earned on the net proceeds received from common stock offerings in April and October of 1995.

     INCOME TAXES. The provision for income taxes was $6.4 million, or an effective rate of 36%, in the quarter ended June 30, 1996 as compared to $3.0 million, or 43%, in the previous year's quarter ended June 30, 1995. The decrease in the effective tax rate is the result of certain merger-related expenses that were not deductible for tax purposes in 1995. Excluding the effect of these merger-related expenses, the effective tax rate in the quarter ended June 30, 1995 would have been 35%.

     NET INCOME. Net income for the quarter ended June 30, 1996 was $11.4 million, or $.12 per share, compared to $4.1 million, or $.05 per share, for the quarter ended June 30, 1995. Net income for the quarter ended June 30, 1995 included the aforementioned $1.6 million in merger-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its working capital and capital expenditure requirements to date primarily through cash received from public offerings, cash generated from operations, private placements of preferred stock, development contracts and grants and borrowings consisting of capital leases and bank borrowings.

     The Company used $21.7 million in operations for the quarter ended June 30, 1996. Net cash used by operations was the result of increased accounts receivable and inventories, offset by net income and increased current liabilities. The increase in accounts receivable and inventories was due to
increased revenue.   Cash provided by operations was $5.0 million for the
quarter ended June 30, 1995 which resulted from net income and increased current liabilities, offset by increased accounts receivable and inventories. The Company's investing activities to date have been for the purchase of fixed assets to support the Company's growth.

     At June 30, 1996, the Company had cash and cash equivalents of approximately $147.3 million, short-term investments of $125.1 million and an unused line of credit of $20 million. The Company believes that the proceeds from its public offerings, together with its existing sources of liquidity and internally generated cash, will satisfy the Company's projected cash needs through at least the next twelve months. The Company may require additional sources of liquidity to fund future growth, including additional equity offerings or debt financing.

     In April and October of 1995, public stock offerings were completed, with aggregate net proceeds to the Company of approximately $208 million.

     In addition, during fiscal 1996, the Company entered into arrangements to lease headquarters and operating facilities to be constructed on land purchased by the Company. These arrangements include an operating lease pursuant to which the Company has committed to make annual minimum rental payments of approximately $3.5 million commencing in the current fiscal year, and a guarantee by the Company of the repayment of approximately $37 million of the lessor's construction financing for the facilities.

     As part of the lease transaction, the Company, at June 30, 1996, pledged $7.9 million of marketable securities (valued at June 30, 1996) as collateral for specified obligations of the lessor. The Company is also required to comply with certain financial covenants including the maintenance of a minimum taxable net worth and limitations on the incurrence of debt and the payment of dividends.

     To date, inflation has not had a material impact on the Company's financial results.

     In December 1995, Congress enacted the Private Securities Litigation Reform Act of 1995 (the "Act"). Subject to certain conditions, the Act provides a "safe harbor" from liability in any private action that is based on an alleged untrue statement of a material fact or alleged omission of a material fact necessary to make the statement not misleading. The Company wishes to take advantage of the "safe harbor" provided by the Act. To the extent that any of the statements made herein, including, without limitation, statements regarding the Company's pricing strategies and resulting effects on revenue and gross margins and statements regarding the Company's sales and marketing strategies, may be deemed to be forward-looking statements, reference is made to the list of factors set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1996, for important factors that could cause actual results to differ materially from those expressed in any such forward-looking statements.

PART II.  OTHER INFORMATION

     Item 1.        Legal Proceedings.

     In April 1994, ALANTEC Corporation ("ALANTEC"), a wholly owned subsidiary of the Company acquired in February 1996, was notified that, in March 1994, a suit had been filed in the Santa Clara County, California Superior Court by two founders and one former employee of ALANTEC against certain former directors, a former officer and several stockholders of ALANTEC ("Defendants"), seeking damages for alleged breaches of fiduciary duties by the Defendants in the course of various transactions in which ALANTEC obtained additional financing in exchange for the issuance of convertible preferred stock. While ALANTEC was not named as a defendant in the suit, ALANTEC's former bylaws and indemnification agreements between ALANTEC and certain of the Defendants require ALANTEC to fund certain ongoing legal fees associated with defending the suit on behalf of the Defendants. For the year ended March 31, 1996, the Company incurred $360,000 for litigation expenses related to these matters. While the Company expects to continue to incur legal expenses with respect to the litigation, the Company believes that the ultimate resolution of the litigation will not have a material adverse effect on the Company's financial position or results of operations. The lawsuit is in the discovery stage and a trial has been scheduled for September 1996.

     Item 4.    Submission of Matters to a Vote of Security Holders.

                (a) A Special Meeting of Stockholders of the Company was held on Monday, May 6, 1996.

                (b)  Not applicable.

                (c) A description of the matter voted upon at the meeting along with an indication of the results of the vote on such matter are set forth below:

                     Approval of a proposal to amend Article FOURTH of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value $.01 per share, from 100,000,000 shares to
                     300,000,000 shares:   For:  25,724,479; Against:
                     12,490,651; Abstentions: 109,198; Broker non-votes:  0.

                (d)  Not applicable.


     Item 6.    Exhibits and Reports on Form 8-K.

                a)   Exhibits.

                The exhibits listed below are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

                3.1 Amended and Restated Certificate of Incorporation of FORE Systems, Inc. (as amended by Certificate of Amendment dated May 6, 1996) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10- K for the fiscal year ended March 31, 1996).

                3.2 Amended and Restated Bylaws of FORE Systems, Inc. (incorporated by reference to exhibit 4.1 of the Company's Registration Statement on Form S-8, File No. 333-1728).

                10.1. FORE Systems, Inc. 1996 Stock Option Plan.

                11.1. Statement regarding Computation of Per Share Earnings.

                27.1. Financial Data Schedule.


                b)    Reports on Form 8-K.

                The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FORE SYSTEMS, INC.
                                        (Registrant)


Date:  August 12, 1996                  /s/   Eric C. Cooper
                                        ---------------------
                                        Eric C. Cooper Chairman and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date: August 12, 1996                   /s/   Thomas J. Gill
                                        ----------------------
                                        Thomas J. Gill
                                        Vice President, Finance,
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial and
                                        Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                  Description
- -----------                  -----------

   10.1                      FORE System, Inc. 1996 Stock Option Plan

   11.1                      Statement Regarding Computation of per Share
                             Earnings

   27.1                      Financial Data Schedule