Form 10-Q
period 1996-09-30
FORE SYSTEMS INC /DE/
filed 1996-11-13
CIK 920000

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ----------

Commission file number 0-24156


                               FORE SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                             25-1628117
     -------------------------------             -------------------
     (State or other jurisdiction of               (I.R.S Employer
     incorporation or organization)              Identification No.)

            174 THORN HILL ROAD, WARRENDALE, PENNSYLVANIA 15086-7586
            --------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

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
YES X    NO
   ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                          OUTSTANDING AT OCTOBER 31, 1996
----------------------------              -------------------------------
Common Stock, $.01 par value                      91,053,304 Shares

                                   FORM 10-Q

                               FORE SYSTEMS, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                           Number
PART I.           FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    FORE Systems, Inc. Consolidated Balance
                    Sheet as of September 30, 1996 and
                    March 31, 1996                                            3

                    FORE Systems, Inc. Consolidated Statement
                    of Income for the three months and
                    six months ended September 30, 1996 and 1995              4

                    FORE Systems, Inc. Consolidated Statement
                    of Cash Flows for the three months and
                    six months ended September 30, 1996 and 1995              5

                    Notes to Unaudited Consolidated Financial
                    Statements                                               6-7

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            8-11

PART II.          OTHER INFORMATION

         Item 1.    Legal Proceedings                                        12

         Item 4.    Submission of Matters to a Vote of Security Holders      12

         Item 6.    Exhibits and Reports on Form 8-K                         13

         Signatures                                                          14

         Exhibit Index                                                       15

 PART I.  FINANCIAL INFORMATION

          Item 1.   Financial Statements.

                               FORE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                       (UNAUDITED)
                                                                       SEPTEMBER 30,          MARCH 31,
                                                                           1996                 1996
                                                                       ------------           --------
                                 ASSETS
Current assets:
      Cash and cash equivalents                                          $129,437             $204,013
      Short-term investments                                              140,551               92,142
      Accounts receivable, net of allowance for doubtful
         accounts of $4,359 at September 30, 1996 and
         $1,087 at March 31, 1996                                          80,628               49,990
      Inventories                                                          39,445               27,495
      Deferred income taxes                                                21,225               19,574
      Prepaid expenses and other current assets                             6,792                6,382
                                                                         --------             --------
         Total current assets                                             418,078              399,596
Fixed assets, net                                                          37,732               24,766
                                                                         --------             --------
                      Total assets                                       $455,810             $424,362
                                                                         ========             ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                   $ 32,743             $ 32,430
      Accrued payroll and related costs                                    10,052               10,723
      Other current liabilities                                             3,065               13,120
      Accrued merger costs                                                  6,790               20,045
      Deferred revenue                                                     12,387               12,054
                                                                         --------             --------
         Total current liabilities                                         65,037               88,372
                                                                         --------             --------

Commitments and contingencies

Stockholders' equity:
      Common stock, par value $.01 per share; 300,000,000
         shares authorized; shares issued:
         90,708,259 at September 30, 1996 and 87,982,594
         at March 31, 1996                                                356,644              323,134
      Retained earnings                                                    38,128               13,384
      Treasury stock, at cost:  120,000 shares                             (3,248)                  --
      Valuation allowance for short-term investments                         (751)                (528)
                                                                         --------             --------
         Total stockholders' equity                                       390,773              335,990
                                                                         --------             --------
                      Total liabilities and stockholders' equity         $455,810             $424,362
                                                                         ========             ========


The accompanying notes are an integral part of these financial statements.

                               FORE SYSTEMS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                   UNAUDITED

                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                             --------------------------------       ---------------------------------
                                                 1996                 1995               1996                1995
                                             ------------         -----------       ------------         ------------
Revenue                                      $     98,019         $    52,062       $    181,376         $     95,944

Cost of sales                                      41,646              21,894             76,558               40,390
                                             ------------         -----------       ------------         ------------

Gross profit                                       56,373              30,168            104,818               55,554
                                             ------------         -----------       ------------         ------------
Operating expenses:
          Research and development                 12,619               6,866             23,809               12,548
          Sales and marketing                      21,460              12,202             40,221               22,479
          General and administrative                4,462               2,477              8,313                4,765
          Merger-related                                -                   -                  -                1,587
                                             ------------         -----------       ------------         ------------
             Total operating expenses              38,541              21,545             72,343               41,379
                                             ------------         -----------       ------------         ------------

Income from operations                             17,832               8,623             32,475               14,175

Interest income, net                                3,029               1,808              6,187                3,339
                                             ------------         -----------       ------------         ------------
Income before provision for income taxes           20,861              10,431             38,662               17,514

Provision for income taxes                          7,510               3,697             13,918                6,718
                                             ------------         -----------       ------------         ------------

Net income                                   $     13,351         $     6,734       $     24,744         $     10,796
                                             ============         ===========       ============         ============

Net income per common share                  $       0.14         $      0.08       $       0.26         $       0.13
                                             ============         ===========       ============         ============
Weighted average common and common
   equivalent shares outstanding               95,931,187          83,483,810         96,349,703           82,749,352
                                             ============         ===========       ============         ============


The accompanying notes are an integral part of these financial statements.

                               FORE SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                                     ------------------------          -------------------------
                                                                       1996            1995               1996            1995
                                                                     ---------      ---------          ----------      ---------
Cash flows from operating activities:
     Net income                                                      $  13,351      $   6,734          $  24,744       $  10,796
     Adjustments to reconcile net income
         to net cash provided (used) by operating activities:
            Depreciation and amortization                                4,345          1,904              7,783           3,369
            Deferred income tax benefit                                   (902)         1,414             (1,651)            698
            Change in operating assets and liabilities:
                Accounts receivable                                    (15,654)        (5,735)           (30,638)         (8,804)
                Inventories                                             (3,849)         1,179            (11,950)         (1,703)
                Prepaid assets and other current assets                  4,549           (113)              (585)           (678)
                Accounts payable                                           501           (730)               313           2,401
                Accrued liabilities                                      3,975          1,293              5,531           4,757
                Accrued merger costs                                    (3,407)             -            (13,255)              -
                Deferred revenue                                          (625)           822                333             944
                                                                     ---------      ---------          ---------        --------
Net cash provided (used) by operating activities                         2,284          6,768            (19,375)         11,780
                                                                     ---------      ---------          ---------        --------
Cash flows from investing activities:
     Purchases of short-term investments                               (91,111)       (24,488)          (145,344)        (55,511)
     Redemption and sale of short-term investments                      75,616         17,522             96,712          26,029
     Capitalization of software development costs                         (242)          (273)              (424)           (522)
     Net cash from merger-related activity                                   -              -                  -             184
     Purchases of fixed assets                                         (10,094)        (4,666)           (20,150)         (8,147)
                                                                     ---------       --------          ---------       ---------
Net cash used in investing activities                                  (25,831)       (11,905)           (69,206)        (37,967)
                                                                     ---------       --------          ---------       ---------

Cash flows from financing activities:
     Principal payments on notes payable and capital lease
         obligations                                                       (28)           (76)               (71)           (146)
     Purchase of treasury stock                                         (3,248)             -             (3,248)              -
     Proceeds from issuance of common stock                              8,978          2,112             17,324          82,585
                                                                     ---------       --------          ---------       ---------
Net cash provided by financing activities                                5,702          2,036             14,005          82,439
                                                                     ---------       --------          ---------       ---------

Increase (decrease) in cash and cash equivalents                       (17,845)        (3,101)           (74,576)         56,252

Cash and cash equivalents at beginning of period                       147,282         98,336            204,013          38,983
                                                                     ---------      ---------          ---------       ---------

Cash and cash equivalents at end of period                           $ 129,437      $  95,235          $ 129,437       $  95,235
                                                                     =========      =========          =========       =========



  The accompanying notes are an integral part of these financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996

NOTE 1.  Interim Financial Statements

     The accompanying unaudited interim consolidated financial statements of FORE Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of these results for such periods. The results of operations for the three and six month periods ending September 30, 1996, are not necessarily indicative of results which may be achieved for the entire fiscal year ending March 31, 1997. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 as filed with the Securities and Exchange Commission.

NOTE 2.  Inventories (in thousands)

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and include raw material components, processing costs and manufacturing overhead costs. Inventories are summarized as follows:

                                                           SEPTEMBER 30, 1996               MARCH 31, 1996
                                                           ------------------               --------------
Raw Materials                                                   $ 14,028                       $  9,408
Work in Process                                                    6,863                         10,939
Finished Goods                                                    18,554                          7,148
                                                                --------                       --------
Total Inventories                                               $ 39,445                       $ 27,495
                                                                ========                       ========

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

     As part of the above lease transaction, the Company pledged $15.1 million of marketable securities (valued at September 30, 1996) as collateral for specified obligations of the lessor. These securities will be pledged until construction of the facilities is completed and will be managed by the Company under its investment policy. In addition, under the terms of the lease, the Company is required to comply with certain financial covenants including the maintenance of a minimum tangible net worth. Other restrictive covenants limit indebtedness and the payment of dividends.

NOTE 4.  Stock Option Plan

     On June 17, 1996, the Board of Directors adopted and approved the FORE Systems, Inc. 1996 Stock Option Plan (the "Plan"), under which awards of options to acquire shares of Common Stock may be made to employees, directors, consultants and advisors of the Company or any of its subsidiaries ("Discretionary Awards") and awards of options will automatically be made to Directors of the Company. The maximum number of shares of Common Stock as to which awards may be granted under the Plan is 5,500,000 shares. Discretionary awards may be in the form of options which qualify as incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended ("Incentive Stock Options") or options which do not so qualify.

     The Compensation Committee of the Board of Directors will determine the terms and conditions of each Discretionary Award, provided that (i) Discretionary Awards will be granted at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant (or less than 110% of the fair market value in the case of Incentive Stock Options granted to an optionee (a "10% Holder") holding more than 10% of the voting stock of the Company), and (ii) the period within which a Discretionary Award may be exercised will not exceed ten years from the date of grant (five years in the case of a grant of Incentive Stock Options to a 10% Holder).

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

QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1995

     REVENUE. Revenue increased by 88% to $98.0 million in the quarter ended September 30, 1996, from $52.1 million in the quarter ended September 30, 1995. The distribution of revenue from sales to domestic and foreign customers was 67% and 33%, respectively, in the quarter ended September 30, 1996. This compares with 68% and 32%, respectively, in the corresponding period in 1995. Revenue increased by 89% to $181.4 million for the six month period ended September 30, 1996, as compared to $95.9 million in the corresponding six month period in 1995. The increase in revenue dollars was attributable to the increased market acceptance of ATM and LAN switching products.

     The Company measures overall unit volume for its switching products based on the number of ATM ports or network connections shipped. The total number of ATM ports shipped in the quarter ended September 30, 1996 was 22,853, as compared with 10,419 in the previous year's corresponding period. The total installed base of ATM ports as of September 30, 1996 was 104,323. The total number of LAN switching products shipped in the quarter ended September 30, 1996 was 2,067, as compared with 723 in the previous year's corresponding period. The total number of adapter cards shipped in the quarter ended September 30, 1996 was 8,361, as compared with 3,963 in the previous year's corresponding period. The total installed base of adapter cards as of September 30, 1996 was 43,838. In the period ended September 30, 1996, revenue mix, as a percentage of revenue, among ATM switching products, LAN switching products, adapter cards and other revenue (principally service support and development contracts) was 54%, 33%, 5% and 8%, respectively. Revenue mix for the corresponding quarter in 1995 was 49%, 34%, 9% and 8%. Average selling price per port during the quarter ended September 30, 1996 was $2,308, as compared to $2,460 in the corresponding quarter in 1995. Average selling price for adapter cards shipped during the quarter ended September 30, 1996 was $647, as compared to $1,174 in the previous year's quarter ended September 30, 1995. In May of 1996, the Company reduced the price of certain of its ATM switches by up to 40%. At the same time, prices of the Company's adapter cards were reduced by 50%.

The Company believes that reductions in price per port on switching products and price reductions on adapter cards will help stimulate demand for its products. However, many risk factors, including the risk that networking products based on ATM may fail to achieve broad commercial acceptance, the risk of competition from larger and better financed competitors and the risk that new technologies may render the Company's products obsolete or noncompetitive, may cause actual results to differ.

     GROSS PROFIT. Gross profit increased to $56.4 million or 57.5% as a percentage of revenue in the quarter ended September 30, 1996, as compared to gross profit of $30.2 million or 57.9% as a percentage of revenue in the corresponding quarter in 1995. The dollar increase in gross profit was largely attributable to the increase in revenue. The gross margin percentage decline primarily resulted from continued pricing pressure and product mix of low-end LAN switching products. Gross profit of $104.8 million or 57.8% as a percentage of revenue for the six month period ended September 30, 1996, compares to gross profit of $55.6 million or 57.9% as a percentage of revenue during the same period in the previous year. The Company intends to price its products competitively in order to continue to capture market share and to stimulate demand for its products. In future periods, gross margins may be adversely affected by price competition or changes in sales channels, increases in the costs of goods or changes in the mix of products sold.

     RESEARCH AND DEVELOPMENT. Research and development expense was $12.6 million or 12.9% of revenue in the quarter ended September 30, 1996, as compared to $6.9 million or 13.2% of revenue in the corresponding quarter in 1995. Research and development expense for the six month period ended September 30, 1996 was $23.8 million or 13.1% of revenue, as compared to $12.5 million or 13.1% of revenue in the year ago six month period. The increase in research and development expense in dollars was largely attributable to increased hiring of engineering employees, including recruiting expenses, along with increased purchases of research and development materials. The reduction in research and development expense as a percentage of revenue for the quarter was the result of increased revenue volume absorbing a greater portion of fixed overhead associated with research and development activities and consolidation of research and development staff. The number of employees of the Company engaged in research and development increased from 239 at September 30, 1995, to 400 at September 30, 1996.

     SALES AND MARKETING. Sales and marketing expense was $21.5 million or 21.9% of revenue for the quarter ended September 30, 1996, as compared to $12.2 million or 23.4% of revenue in the corresponding quarter in 1995. Sales and marketing expense for the six month period ended September 30, 1996 was $40.2 million or 22.2% of revenue, as compared to $22.5 million or 23.4% of revenue in the year ago six month period. The increase in sales and marketing expense was largely the result of hiring additional sales, marketing and support personnel (including training and documentation) and increased promotion costs. The reduction in sales and marketing expense as a percentage of revenue was the result of further implementation of the Company's indirect channel sales strategy which has allowed the Company to reduce fixed overhead. The number of employees of the Company engaged in sales and marketing activities increased from 303 at September 30, 1995, to 551 at September 30, 1996. The Company expects to increase sales and marketing expenses both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence.

     GENERAL AND ADMINISTRATIVE. General and administrative expense was $4.5 million or 4.5% of revenue in the quarter ended September 30, 1996, as compared to $2.5 million or 4.8% of revenue in the corresponding quarter in 1995.
General and administrative expense for the six month period ended September 30, 1995 was $8.3 million or 4.6% of revenue, as compared to $4.8 million or 5.0% of revenue in the year ago six month period. The dollar increase was largely due to increased hiring of administrative staff, including those engaged in systems administration, accounting and human resources. The reduction in general and administrative expense as a percentage of revenue was the result of increased revenue volume absorbing a greater portion of fixed overhead associated with general and administrative activities. The number of employees of the Company engaged in general and administrative activities increased from 78 at September 30, 1995, to 142 at September 30, 1996. The Company plans to make appropriate expenditures in the general and administrative organization as necessary and does not expect the overall cost as a percentage of revenue to decline in the next twelve months.

     MERGER-RELATED EXPENSES. The Company had no merger-related expenses during the quarter ended September 30, 1996. Total merger-related expenses of $1.6 million were expensed in the six month period ended September 30, 1995, upon completion of the Applied Network Technology, Inc. and RainbowBridge Communications, Inc. acquisitions. These expenses included fees to financial advisors, legal and accounting fees and other related expenses.

     INTEREST INCOME. Interest income, net of interest expense, was $3.0 million and $6.2 million, respectively, in the quarter and six months ended September 30, 1996, as compared to $1.8 million and $3.3 million in the corresponding quarter and six month period in 1995. The increase in interest income resulted largely from interest earned on the net proceeds received from common stock offerings in April and October of 1995.

     INCOME TAXES. The provision for income taxes was $7.5 million, or an effective rate of 36%, in the quarter ended September 30, 1996 as compared to $3.7 million, or an effective rate of 35%, in the previous year's quarter ended September 30, 1995. The provision for income taxes recorded in the six month period ended September 30, 1996 was $13.9 million, or an effective rate of 36%, as compared to $6.7 million, or an effective rate of 38%, in the corresponding six month period in 1995. Excluding the effect of the aforementioned merger-related expenses, the effective tax rate for the first six months ended September 30, 1995 would have been 35%.

     NET INCOME. Net income for the quarter ended September 30, 1996 was $13.4 million, or $.14 per share, compared to $6.7 million, or $.08 per share, for the quarter ended September 30, 1995. Net income for the six month period ended September 30, 1996 was $24.7 million, or $.26 per share, as compared to $10.8 million, or $.13 per share, for the first six months of fiscal year 1995. Net income for the six month period ended September 30, 1995 included the aforementioned $1.6 million in merger-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed most of its working capital and capital expenditure requirements to date primarily through cash received from public offerings and cash generated from operations.

     The Company used $19.4 million in cash in operations for the six months ended September 30, 1996. Net cash used by operations was the result of increased accounts receivable and inventories and a decrease in accrued merger costs, offset by net income and increased current liabilities. The increase in accounts receivable and inventories was due to increased revenue. Cash provided by operations was $11.8 million for the six months ended September 30, 1995, which resulted from net income and increased current liabilities, offset by increased accounts receivable and inventories. The Company's investing activities to date have been primarily for the purchase of fixed assets to support the Company's growth.

     At September 30, 1996, the Company had cash and cash equivalents of approximately $129.4 million, short-term investments of $140.6 million and an unused line of credit of $20 million. The Company believes that the proceeds from its public offerings, together with its existing sources of liquidity and internally generated cash, will satisfy the Company's projected cash needs through at least the next twelve months. The Company may require additional sources of liquidity to fund future growth, including additional equity offerings or debt financing.

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

     As part of the lease transaction, the Company, as of September 30, 1996, has pledged $15.1 million of marketable securities (valued at September 30, 1996) as collateral for specified obligations of the lessor. The Company is also required to comply with certain financial covenants including the maintenance of a minimum tangible net worth and limitations on the incurrence of debt and the payment of dividends.

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

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings.

        In April 1994, ALANTEC Corporation ("ALANTEC"), a wholly owned subsidiary of the Company which was acquired in February 1996, was notified that, in March 1994, a suit had been filed in the Santa Clara County, California Superior Court by two founders and one former employee of ALANTEC against certain former directors, a former officer and several stockholders of ALANTEC ("Defendants"), seeking damages for alleged breaches of fiduciary duties by the Defendants in the course of various transactions in which ALANTEC obtained additional financing in exchange for the issuance of convertible preferred stock. While ALANTEC was not named as a defendant in the suit, ALANTEC's former bylaws and indemnification agreements between ALANTEC and certain of the Defendants require ALANTEC to fund certain ongoing legal fees associated with defending the suit on behalf of the Defendants. For the year ended March 31, 1996, the Company incurred $360,000 for litigation expenses related to these matters. While the Company expects to continue to incur legal expenses with respect to the litigation, the Company believes that the ultimate resolution of the litigation will not have a material adverse effect on the Company's financial position or results of operations. The lawsuit is in the discovery stage and a trial has been scheduled for January 1997.

  Item 4.   Submission of Matters to a Vote of Security Holders.

            (a) The 1996 Annual Meeting of Stockholders of the Company was held on Thursday, July 25, 1996.

            (b) Not applicable, pursuant to Instruction 3 to Item 4 of this Form 10-Q.

            (c) A description of the matters voted upon at the meeting along with an indication of the results of the votes on such matters are set forth below:

                 1. The election of two class III directors to serve for a term of three years and until their respective successors are duly elected and qualified:


                                                 Votes             Authority
                                                  For              Withheld
                                                  ---              --------

                     John C. Baker              78,303,010           890,469
                     Francois J. Bitz           78,138,800         1,054,679


                 2.  The approval of the FORE Systems, Inc. 1996 Stock Option
                     Plan:
                     For:  51,734,191; Against: 14,088,084;
                     Abstentions: 131,657; Broker non-votes: 13,239,547; and

                 3. Ratification of the selection of Price Waterhouse LLP, independent accountants, to audit the books and accounts of the Company for the year ending March 31, 1997:
                     For: 79,102,709; Against: 37,983; Abstentions: 52,787.

            (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

                           a)   Exhibits.

                           The exhibits listed below are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

                           3.1   Amended and Restated Certificate of
                           Incorporation of FORE Systems, Inc. (as amended by Certificate of Amendment dated May 6, 1996) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

                           3.2   Amended and Restated Bylaws of FORE
                           Systems, Inc. (incorporated by reference to exhibit
                           4.1 of the Company's Registration Statement on Form S-8, File No. 333-1728).

                           11.1. Statement regarding Computation of Per Share
                                 Earnings.

                           27.1. Financial Data Schedule.

                           b)    Reports on Form 8-K.

                           The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FORE SYSTEMS, INC.
                                         (Registrant)

Date: November 13, 1996                  /s/   ERIC C. COOPER
                                         -------------------------------
                                         Eric C. Cooper
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)


Date: November 13, 1996                  /s/   THOMAS J. GILL
                                         -------------------------------
                                         Thomas J. Gill
                                         Vice President, Finance,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Chief
                                         Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.         Description

    11.1            Statement Re Computation of per Share Earnings

    27.1            Financial Data Schedule