Form 10-Q
period 1996-12-31
FORE SYSTEMS INC /DE/
filed 1997-02-14
CIK 920000

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to__________

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

                1000 FORE Drive, Warrendale, Pennsylvania 15086
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (412) 742-4444
                                                          ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at January 31, 1997
----------------------------                 -------------------------------
Common Stock, $.01 par value                           97,179,309 Shares

                                   FORM 10-Q

                               FORE SYSTEMS, INC.

                               TABLE OF CONTENTS

                                                                         Page
                                                                        Number
                                                                        ------
PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      FORE Systems, Inc. Consolidated Balance
                      Sheet as of December 31, 1996 and
                      March 31, 1996                                      3

                      FORE Systems, Inc. Consolidated Statement
                      of Income for the three months and
                      nine months ended December 31, 1996 and 1995        4

                      FORE Systems, Inc. Consolidated Statement
                      of Cash Flows for the three months and
                      nine months ended December 31, 1996 and 1995        5

                      Notes to Unaudited Consolidated Financial
                      Statements                                          6-7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       8-11

PART II.              OTHER INFORMATION

         Item 1.      Legal Proceedings                                   12

         Item 2.      Changes in Securities                               12

         Item 6.      Exhibits and Reports on Form 8-K                    12-13

         Signatures                                                       14

         Exhibit Index                                                    15

      PART I.  FINANCIAL INFORMATION

                   Item 1.             Financial Statements.

                               FORE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                           (UNAUDITED)
                                                                           DECEMBER 31,           MARCH 31,
                                                                               1996                 1996
                                                                           ------------           ---------
                                                        ASSETS

Current assets:
      Cash and cash equivalents                                              $124,207             $204,013
      Short-term investments                                                  165,001               92,142
      Accounts receivable, net of allowance for doubtful
         accounts of $4,495 at December 31, 1996 and
         $1,087 at March 31, 1996                                              88,460               49,990
      Inventories                                                              42,262               27,495
      Deferred income taxes                                                    21,925               19,574
      Prepaid expenses and other current assets                                 8,171                6,382
                                                                             --------             --------
         Total current assets                                                 450,026              399,596
Fixed assets, net                                                              41,759               24,766
                                                                             --------             --------

                      Total assets                                           $491,785             $424,362
                                                                             ========             ========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                       $ 27,538             $ 32,430
      Accrued payroll and related costs                                        12,430               10,723
      Other current liabilities                                                 5,344               13,120
      Accrued merger costs                                                      6,401               20,045
      Deferred revenue                                                         17,128               12,054
                                                                             --------             --------
         Total current liabilities                                             68,841               88,372
                                                                             --------             --------

Commitments and contingencies

Stockholders' equity:
      Common stock, par value $.01 per share; 300,000,000
         shares authorized; shares issued:
         96,946,456 at December 31, 1996 and 87,982,594
         at March 31, 1996                                                    377,873              323,134
      Retained earnings                                                        49,243               13,384
      Treasury stock, at cost:  120,000 shares                                 (3,248)                  --
      Valuation allowance for short-term investments                             (924)                (528)
                                                                             --------             --------
         Total stockholders' equity                                           422,944              335,990
                                                                             --------             --------

                      Total liabilities and stockholders' equity             $491,785             $424,362
                                                                             ========             ========


The accompanying notes are an integral part of these financial statements.

                               FORE SYSTEMS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                   UNAUDITED

                    (IN THOUSANDS, EXCEPT INCOME PER SHARE)

                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                DECEMBER 31,               DECEMBER 31,
                                                          ------------------------    ----------------------
                                                            1996           1995         1996          1995
                                                          --------       -------      --------      --------
Revenue                                                   $112,645       $63,974      $294,021      $159,918

Cost of sales                                               48,486        26,816       125,044        67,206
                                                          --------       -------      --------      --------

Gross profit                                                64,159        37,158       168,977        92,712
                                                          --------       -------      --------      --------

Operating expenses:
          Research and development                          14,846         8,512        38,655        21,060
          Sales and marketing                               25,417        14,663        65,638        37,142
          General and administrative                         4,654         2,950        12,967         7,715
          Merger-related                                     1,747           690         1,747         2,277
                                                          --------       -------      --------      --------
             Total operating expenses                       46,664        26,815       119,007        68,194
                                                          --------       -------      --------      --------

Income from operations                                      17,495        10,343        49,970        24,518

Interest income, net                                         3,262         3,120         9,449         6,459
                                                          --------       -------      --------      --------

Income before provision for income taxes                    20,757        13,463        59,419        30,977

Provision for income taxes                                   7,918         4,947        21,836        11,665
                                                          --------       -------      --------      --------

Net income                                                $ 12,839       $ 8,516      $ 37,583      $ 19,312
                                                          ========       =======      ========      ========

Net income per common share                               $   0.13       $  0.09      $   0.38      $   0.22
                                                          ========       =======      ========      ========
Weighted average common and common
   equivalent shares outstanding                           102,534        92,724        98,411        86,074
                                                          ========       =======       =======      ========


The accompanying notes are an integral part of these financial statements.

                               FORE SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)



                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                  DECEMBER 31,                  DECEMBER 31,
                                                                            ------------------------       ----------------------
                                                                              1996           1995            1996          1995
                                                                            --------       -------         --------      --------
Cash flows from operating activities:
  Net income                                                                $ 12,839       $  8,516       $ 37,583    $  19,312
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
       Depreciation and amortization                                           4,418          2,243         12,201        5,612
       Deferred income tax benefit                                              (700)        (4,829)        (2,351)      (4,131)
       Change in operating assets and liabilities:
         Accounts receivable                                                  (7,522)       (11,390)       (38,160)     (20,194)
         Inventories                                                          (2,723)        (4,523)       (14,673)      (6,226)
         Prepaid assets and other current assets                              (1,130)        (2,737)        (1,715)      (3,415)
         Accounts payable                                                     (5,693)         5,854         (5,380)       8,255
         Accrued liabilities                                                   6,871         10,293         12,402       15,050
         Accrued merger costs                                                   (389)         1,009        (13,644)       1,009
         Deferred revenue                                                      4,741          2,658          5,074        3,602
                                                                            --------       --------       --------     --------
Net cash provided (used) by operating activities                              10,712          7,094         (8,663)      18,874
                                                                            --------       --------       --------     --------

Cash flows from investing activities:
  Purchases of short-term investments                                        (75,164)       (74,356)      (220,508)    (129,867)
  Redemption and sale of short-term investments                               55,129         18,710        151,841       44,739
  Capitalization of software development costs                                   (93)          (493)          (517)      (1,015)
  Net cash from merger-related activity                                           28          1,089             28        1,273
  Purchases of fixed assets                                                   (7,740)        (6,931)       (27,890)     (15,078)
                                                                            --------       --------       --------     --------
Net cash used in investing activities                                        (27,840)       (61,981)       (97,046)     (99,948)
                                                                            --------       --------       --------     --------

Cash flows from financing activities:
  Principal payments on notes payable and capital lease
      obligations                                                                (19)           (46)           (90)        (192)
  Purchase of treasury stock                                                      --             --         (3,248)          --
  Proceeds from issuance of common stock                                      11,917        131,444         29,241      214,029
                                                                            --------       --------       --------     --------
Net cash provided by financing activities                                     11,898        131,398         25,903      213,837
                                                                            --------       --------       --------     --------

Increase (decrease) in cash and cash equivalents                              (5,230)        76,511        (79,806)     132,763

Cash and cash equivalents at beginning of period                             129,437         95,235        204,013       38,983
                                                                            --------       --------       --------     --------
Cash and cash equivalents at end of period                                  $124,207       $171,746       $124,207     $171,746
                                                                            ========       ========       ========     ========


The accompanying notes are an integral part of these financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

NOTE 1. Interim Financial Statements

     The accompanying unaudited interim consolidated financial statements of FORE Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of these results for such periods. The results of operations for the three and nine month periods ending December 31, 1996 are not necessarily indicative of results which may be achieved for the entire fiscal year ending March 31, 1997. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 as filed with the Securities and Exchange Commission.

NOTE 2. Inventories (in thousands)

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and include raw material components, processing costs and manufacturing overhead costs. Inventories are summarized as follows:

                                        December 31, 1996      March 31, 1996
                                        -----------------      --------------
Raw Materials                                $ 11,728              $ 9,408
Work in Process                                 6,283               10,939
Finished Goods                                 24,251                7,148
                                             --------              -------
Total Inventories                            $ 42,262              $27,495
                                             ========              =======

NOTE 3. Lease Commitments

     In December 1995, the Company entered into agreements to lease headquarters and operating facilities which are being constructed on land which was purchased by the Company. The lessor and an additional lender have committed to fund up to a maximum of $41 million for the construction of the buildings. The Company will lease the facilities under a ten-year operating lease and has options to renew the lease for two additional five-year terms. Future annual minimum rental payments under the lease are approximately $3.5 million and are expected to commence in the next fiscal year. During the construction period, the Company has guaranteed the repayment of approximately $37 million of the lessor's construction financing for the facilities.

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

     As part of the above lease transaction, the Company pledged $23.7 million of marketable securities (valued at December 31, 1996) as collateral for specified obligations of the lessor. These securities will be pledged until construction of the facilities is completed and will be managed by the Company under its investment policy. In addition, under the terms of the lease, the Company is required to comply with certain financial covenants including the maintenance of a minimum tangible net worth. Other restrictive covenants limit indebtedness and the payment of dividends.

NOTE 4. Business Combinations

     In November 1996, the Company acquired Nemesys Research Limited, based in Cambridge, England, ("Nemesys") a worldwide supplier of ATM video distribution and video conferencing products, including a range of ATM video encoders and decoders. The Company issued 413,635 shares of its Common Stock, par value $.01 per share ("Common Stock") (resulting in an increase to Common Stock of $349,000) in exchange for all of the outstanding ordinary shares of Nemesys. The transaction was accounted for as a pooling of interests. In addition, the Company reserved 36,360 shares of Common Stock for issuance upon the exercise of options granted in substitution of options to purchase ordinary shares of Nemesys.

     Also, in November 1996, the Company acquired Scalable Networks, Inc. ("Scalable"), a developer of high-performance, cost-effective switched Fast Ethernet desktop and Gigabit Ethernet server access technology to ATM backbones. The Company issued 900,870 shares of its Common Stock (resulting in an increase to Common Stock of $2,140,000) in exchange for all of the outstanding shares of Scalable. The transaction was accounted for as a pooling of interests. The Company also reserved 46,381 shares of Common Stock for issuance upon the exercise of options granted in substitution of options to purchase shares of Scalable Common Stock.

     In December 1996, the Company acquired Cadia Networks, Inc. ("Cadia"), a developer of multiservice WAN adaptation and concentration technology for the service provider market. The Company issued 3,940,728 shares of its Common Stock (resulting in an increase to Common Stock of $4,361,000) in exchange for all of the outstanding shares of Cadia. The transaction was accounted for as a pooling of interests. The Company also reserved 73,893 shares of Common Stock for issuance upon the exercise of options granted in substitution of options to purchase shares of Cadia Common Stock.

     In connection with these business combinations, the Company incurred merger-related expenses of approximately $1.7 million which consist of fees to financial advisors, legal and accounting fees and other related expenses.

     The aggregated historical results of operations and financial position of Nemesys, Scalable and Cadia are not material to the Company's consolidated financial statements and prior period amounts have, therefore, not been restated. Accordingly, retained earnings have been adjusted as of October
1, 1996, to reflect the aggregate accumulated deficits of $176,000, $470,000 and $1,078,000 for Nemesys, Scalable and Cadia, respectively. The aggregate revenue and earnings of Nemesys, Scalable and Cadia for fiscal years 1996 and 1995 are immaterial in comparison to the revenue and earnings reported by the Company for those periods.

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

     In November 1996, the Company acquired Nemesys Research Limited ("Nemesys"), a worldwide supplier of ATM video distribution and video conferencing products, including a range of ATM video encoders and decoders. Also, in November 1996, the Company acquired Scalable Networks, Inc. ("Scalable"), a developer of high-performance, cost-effective switched Fast Ethernet desktop and Gigabit Ethernet server access technology to ATM backbones. In December 1996, the Company acquired Cadia Networks, Inc. ("Cadia"), a developer of multiservice WAN adaptation and concentration technology for the service provider market. Each of these business combinations has been accounted for as a pooling of interests. The aggregated historical results of operations and financial position of Nemesys, Scalable and Cadia are not material to the Company's consolidated financial statements and prior period amounts have, therefore, not been restated.

     In view of the Company's growth, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

     Certain statements made herein, including, without limitation, statements regarding increased market acceptance of ATM and LAN switching products, statements regarding the Company's pricing strategies and resulting effects on revenue and gross margins and statements regarding the Company's sales and marketing strategies, may be deemed to be forward-looking statements that involve risks and uncertainties. Such statements should be read in conjunction with the list of factors set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1996 (the "Form 10-K"). Such factors could cause actual results to differ materially from those expressed in any forward-looking statements contained herein.

QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1995

     REVENUE. Revenue increased by 76% to $112.6 million in the quarter ended December 31, 1996, from $64.0 million in the quarter ended December 31, 1995. The distribution of revenue from sales to domestic and foreign customers was 54% and 46%, respectively, in the quarter ended December 31, 1996. This compares with 53% and 47%, respectively, in the corresponding period in 1995. Revenue increased by 84% to $294.0 million for the nine month period ended December 31, 1996, as compared to $159.9 million in the corresponding nine month period in 1995. The increase in revenue dollars was attributable to the increased market acceptance of ATM and LAN switching products. There can be no assurance that revenue from sales of the Company's products will continue to grow at its historical growth rate, given the competitive nature of the market for networking products, the fact that such market is characterized by evolving industry standards, frequent new product introductions and rapid technological development which could render the Company's products noncompetitive or obsolete and the fact that many of the Company's competitors have significantly greater financial, technological and personnel resources than does the Company. For these and other risk factors affecting the Company, see the list of risk factors set forth in the Form 10-K.

     The Company measures overall unit volume for its switching products based on the number of ATM ports or network connections shipped. The total number of ATM ports shipped in the quarter ended December 31, 1996 was approximately 30,000, as compared with approximately 12,000 in the previous year's corresponding period. The total installed base of ATM ports as of December 31, 1996 was over 134,000. The total number of LAN switching products shipped in the quarter ended December 31, 1996 was approximately 2,700, as compared with over 900 in the previous year's corresponding period. The total number of adapter cards shipped in the quarter ended December 31, 1996 was approximately 9,300, as compared with approximately 5,300 in the previous year's corresponding period. The total installed base of adapter cards as of December 31, 1996 was over 53,000. In the quarter ended December 31, 1996, revenue mix, as a percentage of revenue, among ATM switching products, LAN switching products, adapter cards and other revenue (principally service support and development contracts) was 51%, 35%, 5% and 9%, respectively. Revenue mix for the corresponding quarter in 1995 was 57%, 29%, 6% and 8%, respectively. Average selling price per port during the quarter ended December 31, 1996 was $1,900, as compared to $3,100 in the corresponding quarter in 1995. Average selling price for adapter cards shipped during the quarter ended December 31, 1996 was $600, as compared to $800 in the previous year's quarter ended December 31, 1995. In May of 1996, the Company reduced the price of certain of its ATM switches by up to 40%. At the same time, prices of the Company's adapter cards were reduced by 50%. The Company believes that reductions in price per port on switching products and price reductions on adapter cards will help stimulate demand for its products. However, many risk factors, including the risk that networking products based on ATM may not achieve broad commercial acceptance, the risk of competition from larger and better financed competitors and the risk that new technologies may render the Company's products obsolete or noncompetitive, may cause actual results to differ.

     GROSS PROFIT. Gross profit increased to $64.2 million or 57.0% as a percentage of revenue in the quarter ended December 31, 1996, as compared to gross profit of $37.2 million or 58.1% as a percentage of revenue in the corresponding quarter in 1995. The dollar increase in gross profit was largely attributable to the increase in revenue. The gross margin percentage decline primarily resulted from continued pricing pressure, product mix of low-end LAN switching products and to a greater mix of ATM desktop port shipments which are priced at lower margins. Gross profit of $169.0 million or 57.5% as a percentage of revenue for the nine month period ended December 31, 1996, compares to gross profit of $92.7 million or 58.0% as a percentage of revenue during the same period in the previous year. The Company intends to price its products competitively in order to continue to capture market share and to stimulate demand for its products. In future periods, gross margins may be adversely affected by price competition or changes in sales channels, increases in the costs of goods or changes in the mix of products sold.

     RESEARCH AND DEVELOPMENT. Research and development expense was $14.8 million or 13.2% of revenue in the quarter ended December 31, 1996, as compared to $8.5 million or 13.3% of revenue in the corresponding quarter in 1995. Research and development expense for the nine month period ended December 31, 1996 was $38.7 million or 13.1% of revenue, as compared to $21.1 million or 13.2% of revenue in the year ago nine month period. The increase in research and development expense in dollars was largely attributable to additional engineering costs associated with Nemesys, Scalable and Cadia which were acquired during the quarter ended December 31, 1996, increased hiring of engineering employees, including recruiting expenses, along with increased purchases of research and development materials.

The number of employees of the Company engaged in research and development increased from 289 at December 31, 1995, to 455 at December 31, 1996.

     SALES AND MARKETING. Sales and marketing expense was $25.4 million or 22.6% of revenue for the quarter ended December 31, 1996, as compared to $14.7 million or 22.9% of revenue in the corresponding quarter in 1995. Sales and marketing expense for the nine month period ended December 31, 1996 was $65.6 million or 22.3% of revenue, as compared to $37.1 million or 23.2% of revenue in the year ago nine month period. The increase in sales and marketing expense was largely the result of hiring additional sales, marketing and support personnel (including training and documentation) and increased promotion costs. The reduction in sales and marketing expense as a percentage of revenue was the result of further implementation of the Company's indirect channel sales strategy which has allowed the Company to reduce fixed overhead. The number of employees of the Company engaged in sales and marketing activities increased from 362 at December 31, 1995, to 576 at December 31, 1996. The Company expects to increase sales and marketing expenses both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence. Such efforts are subject to a number of risk factors and there can be no assurance that such efforts will be successful.

     GENERAL AND ADMINISTRATIVE. General and administrative expense was $4.7 million or 4.1% of revenue in the quarter ended December 31, 1996, as compared to $3.0 million or 4.6% of revenue in the corresponding quarter in 1995. General and administrative expense for the nine month period ended December 31, 1996 was $13.0 million or 4.4% of revenue, as compared to $7.7 million or 4.8% of revenue in the year ago nine month period. The dollar increase was largely due to increased hiring of administrative staff, including those engaged in systems administration, accounting and human resources. The reduction in general and administrative expense as a percentage of revenue was the result of increased revenue volume absorbing a greater portion of fixed overhead associated with general and administrative activities. The number of employees of the Company engaged in general and administrative activities increased from 89 at December 31, 1995, to 152 at December 31, 1996. The Company plans to make appropriate expenditures in the general and administrative organization as necessary and does not expect the overall cost as a percentage of revenue to decline in the next twelve months.

     MERGER-RELATED EXPENSES. The Company had $1.7 million of merger-related expenses during the quarter and nine month period ended December 31, 1996. These expenditures were incurred in connection with the acquisitions of Nemesys, Scalable and Cadia and included fees to financial advisors, legal and accounting fees and other related expenses. Total merger-related expenses were $690,000 during the quarter ended December 31, 1995. These expenses were incurred in connection with the acquisition of CellAccess Technology, Inc. Total merger-related expenses of $2.3 million were expensed in the nine month period ended December 31, 1995, including expenses incurred upon completion of the Applied Network Technology, Inc. and RainbowBridge Communications, Inc. acquisitions. These expenses included fees to financial advisors, legal and accounting fees and other related expenses.

     INTEREST INCOME. Interest income, net of interest expense, was $3.3 million and $9.4 million, respectively, in the quarter and nine months ended December 31, 1996, as compared to $3.0 million and $6.5 million in the corresponding quarter and nine month period in 1995. The increase in interest income resulted largely from interest earned on the net proceeds received from common stock offerings in April and October of 1995.

     INCOME TAXES. The provision for income taxes was $7.9 million, or an effective rate of 38%, in the quarter ended December 31, 1996 as compared to $4.9 million, or an effective rate of 37%, in the previous year's quarter ended December 31, 1995. The provision for income taxes recorded in the nine month period ended December 31, 1996 was $21.8 million, or an effective rate of 37%, as compared to $11.7 million, or an effective rate of 38%, in the corresponding nine month period in 1995. Excluding the effect of the aforementioned merger-related expenses, the effective tax rate for the three and nine months ended December 31, 1996 would have been 36%. The effective tax rate, excluding the effect of the merger-related expenses, for the three and nine months ended December 31, 1995 would have been 36% and 35%, respectively.

     NET INCOME. Net income for the quarter ended December 31, 1996 was $12.8 million, or $.13 per share, compared to $8.5 million, or $.09 per share, for the quarter ended December 31, 1995. Net income for the nine month period ended December 31, 1996 was $37.6 million, or $.38 per share, as compared to $19.3 million, or $.22 per share, for the first nine months of fiscal year 1995. Net income for the quarter and nine month period ended December 31, 1996 included the aforementioned $1.7 million in merger-related expenses. Excluding these merger-related expenses and their tax effect, but including the operating results of Nemesys, Scalable and Cadia, the Company would have realized net income of $14.4 million, or $.14 per share, for the quarter ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed most of its working capital and capital expenditure requirements to date primarily through cash proceeds from public offerings and cash generated from operations.

     The Company used $8.7 million in cash in operations for the nine months ended December 31, 1996. Net cash used by operations was the result of increased accounts receivable and inventories and a decrease in accrued merger costs, offset by net income and increased current liabilities. The increase in accounts receivable and inventories was due to increased revenue. Cash provided by operations was $18.9 million for the nine months ended December 31, 1995, which resulted from net income and increased current liabilities, offset by increased accounts receivable and inventories. The Company's investing activities to date have been primarily for the purchase of fixed assets to support the Company's growth.

     At December 31, 1996, the Company had cash and cash equivalents of approximately $124.2 million, short-term investments of $165.0 million and an unused line of credit of $20 million. The Company believes that the proceeds from its public offerings, together with its existing sources of liquidity and internally generated cash, will satisfy the Company's projected cash needs through at least the next twelve months. The Company may require additional sources of liquidity to fund future growth, including additional equity offerings or debt financing.

     In April and October of 1995, public stock offerings were completed, with aggregate net proceeds to the Company of approximately $208 million.

     In addition, during fiscal 1996, the Company entered into arrangements to lease headquarters and operating facilities to be constructed on land purchased by the Company. These arrangements include an operating lease pursuant to which the Company has committed to make annual minimum rental payments of approximately $3.5 million commencing in the next fiscal year, and a guarantee by the Company of the repayment of approximately $37 million of the lessor's construction financing for the facilities.

     As part of the lease transaction, the Company, as of December 31, 1996, has pledged $23.7 million of marketable securities (valued at December 31, 1996) as collateral for specified obligations of the lessor. The Company is also required to comply with certain financial covenants including the maintenance of a minimum tangible net worth and limitations on the incurrence of debt and the payment of dividends.

     To date, inflation has not had a material impact on the Company's financial results.

PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings.

                           In April 1994, ALANTEC Corporation ("ALANTEC"), a wholly owned subsidiary of the Company which was acquired in February 1996, was notified that, in March 1994, a suit had been filed in the Santa Clara County, California Superior Court by two founders and one former employee of ALANTEC against certain former directors, a former officer and several stockholders of ALANTEC ("Defendants"), seeking damages for alleged breaches of fiduciary duties by the Defendants in the course of various transactions in which ALANTEC obtained additional financing in exchange for the issuance of convertible preferred stock. While ALANTEC was not named as a defendant in the suit, ALANTEC's former bylaws and indemnification agreements between ALANTEC and certain of the Defendants require ALANTEC to fund certain ongoing legal fees associated with defending the suit on behalf of the Defendants. The lawsuit is currently in the trial stage. While the Company expects to continue to incur legal expenses with respect to the litigation and believes that the litigation will not have a material adverse effect on the Company's financial position, the ultimate resolution of the litigation is uncertain.

         Item 2.           Changes in Securities

                           On November 21, 1996, the Company issued an aggregate of 413,635 shares of Common Stock to the former shareholders of Nemesys in exchange for all the outstanding shares of Nemesys.

                           On November 26, 1996, the Company issued an aggregate of 900,870 shares of Common Stock to the former stockholders of Scalable for all the outstanding shares of Scalable.

                           On December 23, 1996, the Company issued an aggregate of 3,940,728 shares of Common Stock to the former stockholders of Cadia for all the outstanding shares of Cadia.

                           The issuance and sale of all of such shares was intended to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof due to, among other things, (i) the limited number of persons to whom the shares were issued, (ii) the preexisting relationship of such persons with the company acquired, (iii) the fact that each such person represented and warranted to the Company, among other things, that such person was acquiring the shares for investment only and not with a view to the resale or distribution thereof, and (iv) the fact that certificates representing the shares were issued with legend to the effect that such shares had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom.

         Item 6.           Exhibits and Reports on Form 8-K.

                           a)  Exhibits.

                           The exhibits listed below are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

                           2.1 Agreement and Plan of Merger, dated as of December 20, 1996, by and among FORE Systems, Inc., Alpha Acquisition Corporation, Cadia Networks, Inc., Bing Yang, Gregor N. Ferguson, Peter J. Nesbeda, Jeffrey P. McCarthy, Raymond W. DeZenzo, Jr., Caralyn A. Brown and David E. Schantz (the "Cadia Merger Agreement")(incorporated by reference to
                           Exhibit 2.1 to the Company's Form 8-K, dated
                           December 23, 1996, filed on January 7, 1997).

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

                           11.1. Statement regarding Computation of Per Share Earnings.

                           27.1. Financial Data Schedule.

                           b)    Reports on Form 8-K.

                                 On January 7, 1997, the Company filed a report
                           under Item 5 of Form 8-K, dated December 23, 1996, regarding the execution of the Cadia Merger Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FORE SYSTEMS, INC.
                                    (Registrant)

Date:  February 13, 1997            /s/  ONAT MENZILCIOGLU
                                    -----------------------------
                                    Onat Menzilcioglu
                                    President
                                    (Authorized Officer)

Date: February 13, 1997             /s/  THOMAS J. GILL
                                    -----------------------------
                                    Thomas J. Gill
                                    Chief Operating Officer, Chief
                                    Financial Officer and Treasurer
                                    (Principal Financial and Chief
                                    Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.               Description

    11.1                  Statement Re Computation of per Share Earnings

    27.1                  Financial Data Schedule