Form 10-K
period 1997-03-31
FORE SYSTEMS INC /DE/
filed 1997-06-27
CIK 920000

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
                 For Annual and Transition Reports Pursuant to
          Sections 13 or 15(d) of the Securities Exchange Act of 1934

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

      FOR THE TRANSITION PERIOD FROM _____________ TO __________________

                        Commission file number: 0-24156

                               FORE SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                                       25-1628117
(State or Other Jurisdiction of Incorporation or       (I.R.S. Employer Identification No.)
                 Organization)

   1000 FORE DRIVE, WARRENDALE, PENNSYLVANIA                       15086-7502
    (Address of Principal Executive Offices)                       (Zip Code)

       Registrant's telephone number, including area code: (412) 742-4444

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------------------------------------------------------------
              None                                       Not applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 30, 1997, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $1,387,366,094 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

     The number of shares of the registrant's Common Stock outstanding as of the close of business on May 30, 1997 was 98,312,974.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of FORE Systems, Inc. (the "Company") to be furnished in connection with the solicitation of proxies by the Company's Board of Directors for use at the 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.
================================================================================

                                     PART I
ITEM 1. BUSINESS.

     FORE Systems, Inc. (the "Company" or "FORE Systems") is a leader in the design, development, manufacture and sale of high-performance networking products based on Asynchronous Transfer Mode ("ATM") technology. ATM provides significantly greater scalability and total capacity than conventional networking technologies. ATM improves the performance of today's network applications, and also enables new applications that integrate video, audio and data communications. The Company believes that it currently offers the most comprehensive ATM product line available, including ForeRunner(R) ATM switches for enterprise applications, TNX(TM) ATM switches for service provider applications, PowerHub(R) local area network ("LAN") switches and ES-3810 Ethernet switches for ATM connectivity, ForeRunner ATM adapter cards, CellPath(TM) wide area network ("WAN") multiplexing products for WAN access, ForeThought(TM) internetworking software, ForeView(R) network management software and StreamRunner(TM)ATM video products.

     The Company's networking products enable customers to connect computers to form clusters, workgroups and LANs, to build backbones for enterprise-wide networks and to provide transparent, end-to-end LAN and WAN connectivity. The Company's networking products are designed to be both flexible and scalable, allowing customers to increase the capacity and extend the utility of their existing networks or to install a new ATM-based network. As of March 31, 1997, the Company had delivered networking solutions to approximately 4,000 customers, including Fortune 500 companies, telecommunications service providers, government agencies, research institutions and universities. The Company markets its products internationally, and sales outside the United States accounted for approximately 37%, 39% and 35% of FORE Systems' revenue for the years ended March 31, 1997, 1996 and 1995, respectively.

NETWORKING OVERVIEW

BACKGROUND

     As the power of personal computers ("PCs"), workstations and network servers has increased dramatically, these computers have been linked into LANs to share applications and data. These LANs have, in turn, been linked into WANs that enable all of the client and server machines in an enterprise to communicate with each other over enterprise-wide networks.

     In addition, the greater computational power of PCs and workstations and their interconnection into LANs and WANs have made possible new networked applications, which often require integrated video, audio and data content. These new applications require large amounts of bandwidth, or network capacity, and also rely on the network to do more than share information equally throughout an organization. For effective network usage, the network must have "smart bandwidth," or the capability to prioritize critical business applications over less important applications and authorize and "police" users on these applications at the proper time of day.

CONVENTIONAL NETWORKING TECHNOLOGIES

     Conventional networking technologies, such as Ethernet, Fast Ethernet, Token Ring and Fiber Distributed Data Interface ("FDDI"), are often referred to as shared-medium networking technologies because they require computers to contend for the total capacity or "bandwidth" of the network. As the number of computers in the network and the volume of network traffic grow, the performance of an application is directly impacted because performance depends on the amount of competition from other computers contending to use the network.

     Additionally, the growth of "groupware" applications have brought new demands to the network infrastructure. The design of conventional networking technologies, in order to achieve the performance demands of users, assumed that 80% of network traffic would remain in a local subnetwork. As a result, the application server for such "groupware" applications must be replicated. This replication of data results in increased bandwidth and network management requirements. The rise of Internet applications and electronic commerce are also increasing the demands on the network infrastructure. The move away from locally oriented, departmentalized mainframe-to-PC connections in the 1970s and 1980s to the creation of enterprise-wide networks, as well as the advent of Web browsers and "any client to any server" access in the 1990s has created unpredictable traffic patterns, which make demands on conventional network technologies that they were not designed to handle. The task of managing an enterprise network becomes even more difficult and costly when the network includes WAN links and transmits multiple types of network traffic.

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

ATM NETWORKING SOLUTIONS

     ATM technology transcends many of the limitations imposed by conventional networking technologies. ATM has been endorsed as a standard by both the computer and telecommunications industries. It is the only technology that is not limited in its effectiveness to either LAN or WAN implementations, and is, therefore, ideally suited to today's business models which tie together networks both within the enterprise and externally to customers, suppliers and distributors.

     ATM spans LANs and WANs, seamlessly providing a dramatic increase in bandwidth throughout the network, carrying both LAN and WAN traffic faster than conventional networking technologies. ATM also provides a flexible platform for application deployment, transparently tying branch locations into central headquarters. In addition, because it can seamlessly integrate video, audio and data traffic, ATM easily accommodates future network growth and expansion. Because of ATM's long standing acceptance by service provider organizations, it is also the technology that can connect ATM-based enterprise networks to ATM-based service provider networks.

     An ATM-based network is also significantly easier to configure and administer than a comparable conventional network. Network capacity can be increased simply by adding ATM switches, obviating the need for network segmentation and extensive down-time. ATM seamlessly integrates LANs and WANs, facilitating the transmission of data from desktop to backbone to wide area and back to the desktop through a variety of standardized physical interfaces, all of which support a single set of ATM protocols. ATM is also an enabling technology, making possible new ways of doing business using network applications that would be impractical on conventional networks.

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

     ATM cells are then transmitted from the adapter card in each computer to an ATM switch, which redirects each cell either through another ATM switch or directly to its destination. Unlike conventional networks, an ATM network has sufficient capacity to handle traffic on all of the incoming links simultaneously, so that the performance of an application is not affected by unrelated "cross traffic" from other networked computers. ATM technology permits multiple users to transmit and receive data simultaneously over multiple "virtual connections" rather than contending for network access. This is similar to the way a telephone call, once established, is not affected by the number of other callers using the network at any given time. Each ATM switch is able to maintain thousands of these virtual connections between pairs of senders and receivers, thereby supporting the concurrent transmission of data, audio and video among numerous participants in the network.

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

STRATEGY

     FORE Systems' goal is to enhance its leadership position in the networking industry by implementing the following strategies:(1)

FOCUS ON ATM

     FORE Systems is a leader in the ATM market and believes that ATM will be the core technology underlying switched, enterprise-wide networks and the convergence of LAN data, WAN data and WAN voice environments in broadband networks. The Company intends to remain a leader in ATM networking by continuing to develop new products that use ATM at the core of the multiservice networks of the future.

DELIVERING COST-EFFECTIVE SOLUTIONS

     FORE Systems intends to continue to deliver LAN and WAN access products that provide cost-effective "on-ramps" to ATM. The Company believes that by offering products that provide a smooth and seamless migration path from existing networking technologies to ATM, it will speed deployment of ATM and enable customers to enjoy the benefits of ATM without sacrificing their investment in legacy equipment. To that end, FORE Systems offers a complete line of LAN switching products, including the PowerHub family of multilayer LAN switching products and the ES-3810 Ethernet switch that smooth the migration from legacy networks to ATM backbones. FORE Systems also offers CellPath WAN multiplexing products and StreamRunner ATM video products that allow customers to consolidate voice, video and data applications over a single cost-saving multiservice network.

ACQUISITIONS

     In response to evolving market needs, the Company has made, and may continue to make, acquisitions that add products and technologies and enhance the Company's ability to offer customers a smooth migration path to ATM. The Company completed three acquisitions in fiscal 1997, each of which provided the Company with products or technology that extended the "on-ramps" to ATM. The Company acquired Cadia Networks, Inc., an innovator in the development of multi-service WAN adaptation and concentration technology for the service provider market, including high density, carrier-class access technology; Nemesys Research Limited, a developer and manufacturer of ATM video distribution and video conferencing products, enabling end-to-end voice and video solutions for image-intensive applications; and Scalable Networks, Inc., a developer of innovative high-performance Fast Ethernet and Gigabit Ethernet switching technology directed to gaining cost-effective desktop and server connections to ATM backbone networks.

---------------

    1 Certain statements made herein and elsewhere in this report concerning technology, markets, products, strategies and other matters are forward-looking statements and should be read in conjunction with the risk factors that begin on page 9 of this Annual Report on Form 10-K and under the captions "Competition," "Manufacturing" and "Intellectual Property" in the description of the Company's business.

STRATEGIC ALLIANCES

     To expand its market reach, the Company plans to continue to form strategic alliances with original equipment manufacturers, third-party application developers, distributors and resellers. The Company's ForeThought partners program now includes more than 40 companies with whom FORE Systems is working to accelerate the deployment of ATM across a variety of application areas. These application areas include LAN and WAN data, WAN voice transmission, embedded ATM applications and residential and corporate broadband applications. The Company believes that the ForeThought partners program helps to spread the influence of its ATM technology across many sectors of the networking market.

PRODUCTS

     FORE Systems' products work together to provide a complete ATM internetworking solution. These products include the ForeRunner ATM switches for enterprise applications, PowerHub LAN switches and ES-3810 Ethernet switches for ATM connectivity, ForeRunner ATM adapter cards, CellPath WAN multiplexing products for WAN access, ForeThought internetworking software, ForeView network management software and StreamRunner ATM video products. In May 1997, the Company announced a new line of ATM products for the service provider market.

FORERUNNER ATM SWITCHES AND ADAPTER CARDS

     The Company offers the ForeRunner family of ATM switches for use in workgroup, LAN backbone and WAN applications. As of March 31, 1997, the installed base of ForeRunner ATM switches consisted of approximately 160,000 ports.

     ForeRunner ATM switches provide a non-blocking switch capacity that ranges from 2.5 to 10 gigabits per second (Gbps) for up to 96 connections. In each case, the ATM connections can be made with a variety of physical media interfaces and speeds. The supported media include UTP-5 copper wire and multimode and single mode fiber optic cabling. The supported speeds for ForeRunner ATM switches used in workgroup and LAN backbone applications are 25 megabits per second (Mbps), OC3 (155 Mbps) and OC12 (622 Mbps), and for those used in WAN applications, T1, E1, DS3, E3, OC3 and OC12. Any of the switch ports can be connected to another ATM switch so that a large network can be constructed from a "mesh" of ATM switches. ForeRunner ATM switches include integral control processors that run the Company's ForeThought switch control software. The compact size and low power consumption enable them to be easily installed in wiring closets.

     The Company's modular ATM switches are designed to accept a family of LAN and WAN network modules that provide high-speed communications from the desktop to the WAN. Network modules are hot-swappable and can be upgraded in the field to accommodate different physical media and link speeds.

     ForeRunner ATM adapter cards allow computers to communicate over ATM networks. The Company offers ATM adapter card products for a wide array of platforms. The Company currently offers ForeRunner ATM cards for all major Unix and PC platforms, including Windows 95, Windows NT and Apple Macintosh. The Company's ForeRunner 200E-Series of high-performance adapter cards are optimized for network servers and feature advanced cell processing architecture. The Company's ForeRunner LE(TM) Series adapter cards are optimized for desktop client machines.

POWERHUB LAN SWITCHES

     The PowerHub line of LAN switches combines bandwidth capability, flexible connectivity and high-performance bridging and routing, enabling customers to migrate to ATM without sacrificing their investment in their existing LANs. The PowerHub product line provides flexible, intelligent switching for Ethernet, Fast Ethernet, FDDI and ATM networks. The PowerHub's innovative backplane provides cost-effective expansion capabilities in addition to hot-swappable modules and redundant power supplies for reliability. The PowerHub's features also include full-featured bridging, multiprotocol routing and virtual LAN capability.

ES-3810 ETHERNET SWITCHES

     The ES-3810 Ethernet switches offer flexible solutions for switched workgroups by providing a wide range of switched Ethernet and ATM connectivity options. The ES-3810 provides ATM uplinks and OC3 connectivity for multimode and singlemode fiber and copper media. The ES-3810 also provides dedicated 10 Mbps and 100 Mbps switching.

ATM VIDEO PRODUCTS

     The StreamRunner ATM video products provide ATM video distribution and video conferencing capabilities and include a range of ATM video encoders and decoders. These devices transmit high quality video over ATM networks, enabling low-delay transmission of such image intensive applications as distance learning, telemedicine, video distribution, video conferencing and remote site monitoring.

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

FORETHOUGHT INTERNETWORKING SOFTWARE AND FOREVIEW NETWORK MANAGEMENT SOFTWARE

     The Company believes that the quality of its ATM software has been, and will continue to be, a significant factor in differentiating its products from those of other vendors. The Company's ForeThought internetworking software products include ATM switch control software and device driver software for the Company's ATM adapter cards. ForeThought software supports ATM Forum standards and also offers additional functionality and is at the heart of the Company's entire product line.

     The Company's ForeView network management software offers a graphical, front-panel interface to monitor and configure virtual channels and paths, configure port hardware, monitor line errors, set line loopbacks, collect network usage information and manage virtual LANs. ForeView network management software can be integrated with HP OpenView, Cabletron Spectrum and SunNet Manager, or can run standalone on a variety of platforms.

SERVICE PROVIDER ATM PRODUCTS

     In May 1997, the Company announced the introduction of the TNX line of ATM switches and the MSC-900(TM) multiservice concentrator. These new products, which became available in June 1997, enable broadband based-services such as high speed Internet access, web hosting, video on demand and distance learning. These products will be used by Competitive Access Providers (CAPs), cable companies, Internet Service Providers (ISPs), Competitive Local Exchange Carriers (CLECs), Interexchange and Local Exchange Carriers.

     The TNX products are NEBS-compliant, non-blocking ATM switches that scale from 2.5 gigabits per second (Gbps) to 10 Gbps. The products' deployment can vary from customers that build fault tolerant, multiservice ATM backbone networks consolidating multiple overlay networks to those customers that have small central offices and service extensions to customer premises or remote points of presence.

     The MSC-900 is a multiservice concentrator designed to reduce the costs of provisioning narrowband and broadband services while enabling the consolidation of ATM and non-ATM services onto a common ATM core network.

MARKETS AND CUSTOMERS

     The Company's networking solutions address a broad market for switched networking products. As of March 31, 1997, approximately 4,000 customers worldwide had purchased FORE Systems' products.

     Revenue from United States government customers represented 9%, 7% and 7% of the Company's revenue for the years ended March 31, 1997, 1996 and 1995, respectively. These United States government customers include more than twenty different agencies, each of which makes its own procurement decisions. During the years ended March 31, 1997, 1996 and 1995, no single customer accounted for 10% or more of the Company's revenue.

CUSTOMER SERVICE AND SUPPORT

     The Company is dedicated to providing comprehensive customer support. The Company's technical support staff is expert in a wide variety of hardware and software networking environments and offers support services to customers on many different computing platforms. The Company's support organization, which is available at the customer's site, as well as by telephone, facsimile, pager and electronic mail, assists customers in resolving ATM adoption issues and in understanding the interaction of the Company's ATM solutions with other networking products and with a variety of computing platforms. The Company's support services are available on an ongoing basis to customers who enter into service agreements, typically for renewable one-year periods. Support engineers are based at the Company's headquarters facility in suburban Pittsburgh and at certain of its field offices. In order to provide rapid response to customers' needs, the Company has enhanced the scope of its technical support services offerings by entering into agreements with several third party technical support services and spare parts warehousing management providers. These third party vendors provide support engineers who are based near customer locations or manage remote spare parts inventory locations.

MARKETING, SALES AND DISTRIBUTION

     The Company believes that the purchasing decisions of customers in networking markets are based largely upon technological features, interoperability with other vendors' equipment, vendor reputation and price. Customers' purchasing decisions are also influenced by different factors depending upon the functions the network products are expected to perform. For example, while customers for ATM-based backbone products generally focus upon technological features and interoperability, customers for ATM WAN products are influenced by certification by wide area service vendors and purchasers who buy ATM desktop connectivity products are motivated by the ability of the products to support specific, high-performance applications.

     To reach customers in each of these markets, the Company devotes significant effort to publicizing the benefits of ATM networking technology. The Company attends relevant industry trade shows, advertises in trade publications, mails product information to targeted potential customers, conducts telemarketing campaigns and deploys its sales force to market its products directly to end-users of the Company's products. The Company also participates in industry associations and standards-setting bodies such as the ATM Forum and the Gigabit Ethernet Alliance. In addition, the Company conducts training and educational seminars for customers and distributors.

     The Company plans to expand its North America direct sales and marketing operations. As of March 31, 1997, the Company maintained a sales force of approximately 225 sales specialists in its headquarters in suburban Pittsburgh and in its domestic and foreign offices. These specialists call directly on current and potential customers to evaluate their networking needs and to recommend the Company's products. The Company also plans to continue to expand its North American Channel Partners Program. Initiated in fiscal 1996, this program includes various types of resellers, including network integrators, system integrators, telecommunication's service providers, LAN value added resellers and distributors, each of which expands the Company's access to specialized markets. Internationally, the Company plans to continue to add third-party channel distributors. As of March 31, 1997, the Company had 104 independent distributors in the United States and 67 countries around the world.

     For the years ended March 31, 1997, 1996 and 1995, the Company's sales outside the United States accounted for approximately 37%, 39% and 35% of consolidated revenue, respectively. See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a geographic breakdown of the Company's product revenue from sales to customers outside the United States for the years ended March 31, 1997, 1996 and 1995.

COMPETITION

     The networking industry is intensely competitive. Many networking companies, including 3Com Corporation, Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., Ascend Communications Inc. and Newbridge Networks Corporation, and certain computer companies, including Digital Equipment Corporation, NEC Corporation and International Business Machines Corporation, sell, or have announced their intention to develop, networking products that are, or will be, competitive with the Company's products. In addition, other companies, such as central-office equipment vendors, long-distance carriers and cable television operators, may seek to apply their communications expertise to the markets served by the Company. Many of these current and prospective competitors have greater name recognition, a larger installed base of networking products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than does the Company.

     The Company expects price competition to persist in the networking industry. The Company has lowered prices on a regular basis and added new products and features without increasing prices. There can be no assurance that the Company will be able to compete in such a price environment. If such pricing pressures are not mitigated by cost reduction or changes in product mix, the Company's business, results of operations and financial condition could be materially adversely affected.

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

     The Company recently opened its first international manufacturing facility in Dublin, Ireland which commenced manufacturing and shipping products to international customers in May 1997. The Company believes that this new facility will enable it to improve international customer support services, reduce costs to customers, strengthen the Company's manufacturing operations and reduce the Company's income tax expenses. The costs associated with starting this facility were recorded during the year ended March 31, 1997.

     All of the materials used in the Company's products are purchased under contracts and purchase orders with third parties. While the Company believes that many of the materials used in the production of its products are generally readily available from a variety of sources, certain components are available from one or a limited number of suppliers. Among these sole- or limited-source components are microprocessors (obtained from Intel Corporation), memory chips (obtained from Integrated Device Technologies, Inc., Micron Semiconductor, Samsung Semiconductor, Inc., Advanced Micro Devices and Cypress Semiconductor Corporation), ATM framing, segmentation and reassembly chips (obtained from PMC-Sierra, Inc., LSI Logic Corporation and Integrated Device Technologies, Inc., respectively), pre-formed enclosures (obtained from Electronic Manufacturing Systems and Electro Space Fabricators), optical data links (obtained from

Hewlett-Packard Components) and Application Specific Integrated Circuits ("ASICs") (obtained from Toshiba America Electronic Components, Inc., LSI Logic Corporation and Lucent Technologies).

     The lead times for delivery of certain of these components, including ASICs, can be at least twelve weeks. If the Company fails to forecast its requirements accurately for such long lead-time components, then it may experience shortages which could result in product shipment delays which would adversely affect the Company.

RESEARCH AND PRODUCT DEVELOPMENT

     In the years ended March 31, 1997, 1996 and 1995, the Company incurred costs of approximately $55,217,000, $31,212,000 and $13,054,000 (14.0%, 13.3%
and 12.3% of revenue), respectively, for research and development activities. At March 31, 1997, the Company had an engineering staff of 458, located at its suburban Pittsburgh headquarters, and in its offices in the Boston, MA, San Jose, CA, Washington, D.C. and Cambridge, England areas.

INTELLECTUAL PROPERTY

     While the Company believes that its success is ultimately dependent upon its ability to innovate and to enhance its presence in the networking market, its capacity to compete successfully in that market also depends upon its ability to protect proprietary technology contained in its products. The Company currently relies upon a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The Company has also entered into confidentiality and invention assignment agreements with its employees and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of the Company's technologies or independent third-party development of similar technologies. The development of alternative, proprietary ATM and other technologies by third parties could adversely affect the competitiveness of the Company's products. Further, the laws of some countries do not provide the same degree of protection of the Company's proprietary information as do the laws of the United States. Finally, the Company's adherence to industry-wide technical standards and specifications may limit the Company's opportunities to provide proprietary product features capable of protection.

     The Company, like other companies in the networking industry, is also subject to the risk of litigation alleging infringement of third-party intellectual property rights. There can be no assurance that the Company will not be subject to such litigation with respect to current or future products. Any such claims could require the Company to expend significant sums in litigation, pay damages, develop non-infringing technology or acquire licenses to third party technology.

EMPLOYEES

     At March 31, 1997, the Company employed 1,361 individuals on a full-time basis. Of these, 458 were involved in engineering, 585 were employed in sales, marketing and customer support, 162 were engaged in manufacturing and the remaining 156 were devoted to executive management, administration, finance and strategic planning. The Company considers its relations with its employees to be good and has not experienced any interruption of operations as a result of labor disagreements.

                              CERTAIN RISK FACTORS

     The following risk factors, in addition to the risks described elsewhere in the description of the Company's business in this report, including, without limitation, those described under the captions "Competition," "Intellectual Property" and "Manufacturing," may cause actual results to differ materially from those in any forward-looking statements contained in such business description or elsewhere in this report or made in the future by the Company or its representatives:

SUBSTANTIAL DEPENDENCE ON ATM

     ATM is an industry standard for high-speed local-area and wide-area networking. Although many network equipment suppliers have introduced or announced plans to introduce ATM-based products and a number of public carriers have implemented or announced plans to implement ATM services, ATM has not yet achieved broad commercial acceptance. Sales of ATM networking products and related services have represented, and are expected to continue to represent, a substantial portion of the Company's revenue for the foreseeable future. The Company's business strategy is based on the belief that ATM will be the technology underlying switched enterprise-wide networks as well as the interactive broadband architecture of future network environments. Accordingly, the Company's business opportunities and results of operations will be dependent on continued growth and market acceptance of ATM technology and in the ability of the Company to offer products that provide a smooth and seamless migration path from existing networking technologies to ATM. In the event that other networking technologies gain competitive advantages over ATM, or networking products based on ATM fail to achieve broad commercial acceptance, the Company would be materially adversely affected.

DECLINE IN GROWTH RATE

     Although the Company and the networking industry have historically experienced increasing sales on an annual basis, the rate of growth in revenue of the networking industry and the Company appears to have slowed. The Company's revenue for the fourth quarter of fiscal 1997 totaled $101.3 million or an increase of 35% over the previous year's fourth quarter revenue. By contrast, in the fourth quarter of fiscal 1996, revenue had increased by approximately 100% over the fourth quarter of the previous year. In addition, revenue in the fourth quarter of fiscal 1997 was lower than revenue in the third quarter of fiscal year 1997. The Company's rate of growth in revenue in the fourth quarter of its 1997 fiscal year was adversely affected by several factors, including increased competition in the switched networking segment of the networking industry, longer sales cycles for the larger deals for which the Company competes and slower sales growth in international markets. Due to these and other factors, the Company expects that, in the future, its revenue may grow at a slower rate than was experienced in previous periods.

INDUSTRY CONSOLIDATION

     The networking industry is currently undergoing a period of consolidation in which companies, including some of the Company's major competitors, are participating in business combinations and acquisitions thereby creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that the Company will be able to compete successfully in such an environment.

MANAGEMENT OF GROWTH

     The Company's growth, both in sales and in the number of its employees, has placed and could continue to place a significant strain on its resources. Certain of the Company's senior management and other key employees have not had previous experience in managing a large company. The integration of ALANTEC Corporation, which was acquired by the Company in February 1996, in addition to the integration of three smaller companies, acquired during the 1997 fiscal year, has required, and will continue for the foreseeable future to require, substantial attention from senior management and key employees of the Company. In addition, the Company may in the future acquire additional businesses, products or technologies. There can be no assurance that the Company will be able to manage its expansion or integrate the operations of any businesses, products or technologies it has acquired or may in the future acquire; the failure to do so could materially adversely affect the Company.

EVOLVING INDUSTRY STANDARDS AND RAPID TECHNOLOGICAL DEVELOPMENT

     The markets for the Company's products are characterized by evolving industry standards and rapid technological development. The Company's success will depend, in part, upon its ability to influence the development of industry standards, to maintain its technological leadership, to enhance and expand its existing product offerings and to develop in a timely manner new products which achieve market acceptance. The Company believes that its ability to compete successfully is also dependent upon the continued compatibility and interoperability of its products with products and architectures offered by various vendors and on the timely development of industry standards. There can be no assurance that the Company will be able effectively to address the compatibility and interoperability issues raised by technological changes or that new industry standards will be developed in a timely manner. The Company would be materially adversely affected if it were to incur significant delays or be unsuccessful in developing new products or enhancements, if any such products or enhancements did not gain market acceptance or if a delay in the creation of industry standards resulted in customers deciding not to deploy ATM in their networks or to delay such deployment. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products noncompetitive or obsolete.

DEPENDENCE ON KEY PERSONNEL

     The Company's success to date has been significantly dependent on the contributions of certain key personnel, and the loss of the services of one or more of them could have a material adverse effect on the Company. The Company believes that its future success will depend not merely on retaining its key personnel, but also upon its ability to attract and retain additional highly-skilled technical, managerial, manufacturing, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be able to anticipate accurately, or to obtain, the personnel that it may require in the future. The failure to obtain needed personnel, when and as needed, could have a material adverse effect on the Company.

DEPENDENCE ON CUSTOMERS

     Revenue from United States government agencies represented approximately 9%, 7% and 7% of the Company's revenue on a consolidated basis for the years ended March 31, 1997, 1996 and 1995, respectively. These United States government customers include more than twenty different agencies, each of which makes its own procurement decisions. These government customers may from time to time reduce their budgets and expenditures or cancel orders. In addition, current Congressional initiatives to balance the federal budget could curtail spending of government agencies in a manner which may lead such customers to reduce their expenditures for the Company's products. Reductions in sales to current customers, if not offset by sales to new or existing customers, could have a material adverse effect on the Company.

INTERNATIONAL SALES, REGULATORY STANDARDS AND CURRENCY EXCHANGE

     International sales accounted for 37%, 39% and 35% of the Company's revenue on a consolidated basis for the years ended March 31, 1997, 1996 and 1995, respectively. The Company expects that international sales will continue to be a significant portion of its business as it seeks to expand its international presence. However, in the fourth quarter of fiscal 1997, the Company experienced slower sales in certain international markets and there can be no assurance that the Company's revenue from international sales will continue to constitute a significant portion of its business; a decline in international sales could have a material adverse effect on the Company. In addition, while the Company's current products are designed to meet relevant regulatory requirements of foreign markets in which they are sold, any inability to obtain any required foreign regulatory approvals on a timely basis could have a material adverse effect on the Company. Additionally, the Company's international business may be adversely affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand and slower payment of invoices, as well as by risks such as increases in duty rates, difficulties in distribution and constraints upon international trade.

EFFECT OF ECONOMIC AND MARKET CONDITIONS

     Sales of networking products fluctuate, from time to time, based on numerous factors, including customers' capital spending levels and general economic conditions. Future declines in networking product sales, as a result of general economic conditions or for any other reason, could have a material adverse effect on the Company.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

     The Company may experience fluctuations in operating results, both on an annual and a quarterly basis, caused by various factors, including general economic conditions, specific economic conditions in the networking industry, the size and timing of customer orders, the pattern and seasonality of customer purchasing cycles, the introduction of new technologies and products by the Company or its competitors, the mix of products sold and the mix of product channels through which products are sold. In addition, as a strategic response to a changing competitive environment, the Company may elect, from time to time, to make certain pricing, product or marketing decisions, and any such decisions could have a material adverse effect on its periodic results of operations.

POTENTIAL VOLATILITY OF STOCK PRICE

     The market price of the Company's Common Stock has been and may continue to be volatile. Factors such as fluctuations in the Company's operating results, both sequentially and in year-over-year comparisons, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, changes in financial estimates by, or expectations or recommendations of, securities analysts, general market conditions and sales of substantial amounts of the Company's Common Stock in the public market, or the prospect of such sales, may have a significant effect on the market price of its Common Stock. Stock price fluctuations could affect the Company's operations by making it more difficult to attract and retain qualified personnel or complete business acquisitions in the future.

ANTITAKEOVER EFFECT OF CERTAIN CHARTER, BY-LAW AND OTHER PROVISIONS

     Certain provisions of the Company's Amended and Restated Certificate of Incorporation, as amended, and Second Amended and Restated By-laws and Delaware law could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of such provisions allow the Company to issue preferred stock with rights senior to those of the Common Stock and impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions.

ITEM 2. PROPERTIES.

     The Company's principal offices are located in newly-built headquarters and operating facilities in Warrendale, Pennsylvania (a suburb of Pittsburgh). These facilities and an additional building under construction total approximately 300,000 square feet. The Company is leasing the facilities under a ten-year operating lease and has options to renew the lease for two additional five-year terms. See Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this report for a description of these agreements. The Company also leases two nearby facilities totaling an additional 160,000 square feet. Approximately 69% of the space in all of the foregoing facilities is used or reserved for manufacturing, engineering, product development and testing. The balance of the space is used or reserved for sales, marketing and other general administrative activities. The Company also leases facilities in various parts of the United States and in foreign countries. Included among those facilities are regional offices located in San Jose, CA, Boxborough, MA, Bethesda, MD, New York, NY, London, England and Tokyo, Japan. Also, during fiscal 1997, the Company entered into an agreement to lease a manufacturing facility in Dublin, Ireland. The Company believes that its present facilities are well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS.

     In February 1997, ALANTEC Corporation ("ALANTEC"), a wholly-owned subsidiary of the Company, contributed $7.5 million as a portion of a settlement entered into by three former directors and several former stockholders of ALANTEC ("Defendants") in a suit brought in 1994 by two founders of ALANTEC. The plaintiffs sought damages for alleged breaches of fiduciary duties by the Defendants in 1991. Although ALANTEC was not a party to the lawsuit, it had certain indemnification obligations to the former directors under its former bylaws and indemnification agreements. The settlement avoids further litigation with respect to those indemnification obligations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company:(2)

            NAME            AGE                            POSITION
     ------------------     ---    --------------------------------------------------------
     Eric C. Cooper         38     Chairman, Chief Executive Officer and a Director
     Onat Menzilcioglu      38     President and a Director
     Thomas J. Gill                Chief Operating Officer, Chief Financial Officer and
                            39     Treasurer
     Michael I. Green       49     Vice President of Worldwide Sales

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

     Mr. Gill has served as Chief Operating Officer since January 1997 and has been Vice President of Finance, Chief Financial Officer and Treasurer of the Company since December 1993. From February 1993 to December 1993, he served as Treasurer and Controller of the Company. Prior to joining the Company, Mr. Gill was employed in various financial capacities by Cimflex Teknowledge Corporation (a supplier of factory automation systems and software), most recently as Vice President of Finance and Treasurer.

     Mr. Green has served as Vice President of Worldwide Sales of the Company since January 1997, served as Vice President of Sales and Marketing from May 1995 to January 1997, Vice President of Sales from April 1993 to May 1995 and was the Company's Director of Sales from April 1992 to April 1993. From February 1989 to April 1992, Mr. Green was a Sales Manager at Ultra Network Technologies (a provider of networking equipment). Prior to February 1989, Mr. Green was Federal Regional Manager and Southeast Regional Manager of Network Systems Corp. (a provider of networking equipment).

---------------

    2 On April 1, 1997, each of Dr. Robert D. Sansom and Mr. Francois J. Bitz resigned his position as Vice President of Engineering. Dr. Sansom was named to the non-officer position of Vice President of Architecture and Mr. Bitz was named to the non-officer position of Vice President of Advanced Product Development.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "FORE." The following table sets forth the range of high and low sale prices of the Common Stock as reported on the Nasdaq National Market for the fiscal periods indicated. The information set forth in the table has been adjusted retroactively to reflect a two-for-one stock split which occurred on June 3, 1996.

    Fiscal 1996:                                                        HIGH         LOW
                                                                       -------     -------
      First Quarter (ended June 30, 1995)...........................   $20.000     $12.750
      Second Quarter (ended September 30, 1995).....................   $21.000     $14.875
      Third Quarter (ended December 31, 1995).......................   $33.875     $15.375
      Fourth Quarter (ended March 31, 1996).........................   $37.500     $23.375

    Fiscal 1997:                                                        HIGH         LOW
                                                                       -------     -------
      First Quarter (ended June 30, 1996)...........................   $44.750     $27.250
      Second Quarter (ended September 30, 1996).....................   $43.625     $23.500
      Third Quarter (ended December 31, 1996).......................   $43.500     $30.375
      Fourth Quarter (ended March 31, 1997).........................   $36.000     $14.375

     The approximate number of record holders of the Company's Common Stock as of May 30, 1997 was 1,820.

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

ITEM 6. SELECTED FINANCIAL DATA.

Financial Highlights

                                                           YEAR ENDED MARCH 31
                                        ----------------------------------------------------------
                                          1997         1996         1995        1994        1993
                                        --------     --------     --------     -------     -------
                                           (IN THOUSANDS, EXCEPT FOR SHARE AND PER-SHARE DATA)
Revenue.............................    $395,347     $235,189     $106,188     $39,340     $12,527
Gross profit........................    $226,229     $136,523     $ 60,991     $24,188     $ 7,744
Merger-related expenses.............    $  1,747     $ 29,375     $     --     $    --     $    --
Income (loss) from operations.......    $ 61,322     $ 10,648     $ 16,061     $ 4,689     $(1,253)
Litigation settlement charges.......    $ (8,257)    $     --     $     --     $    --     $    --
Net income (loss)...................    $ 41,470     $  9,737     $ 12,860     $ 3,678     $(1,367)
Net income per common share.........    $   0.41     $   0.11     $   0.18     $  0.06*    $    --
Weighted average common and common
  equivalent shares outstanding.....  99,948,902   86,432,248   73,481,490  59,298,000*      --
Total assets........................    $538,577     $424,362     $131,482     $59,026     $14,794
Redeemable preferred stock..........    $     --     $     --     $     --     $ 5,500     $14,842

------------

* Based on pro forma weighted average common and common equivalent shares outstanding

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

     FORE Systems is a leader in the design, development, manufacture and sale of high-performance networking products based on ATM technology. ATM provides dramatically greater scalability and total capacity than conventional networking technologies. ATM improves the performance of today's network applications, and also enables new applications, including integrated video, audio and data communications. The Company believes that it currently offers the most comprehensive ATM product line available including ForeRunner ATM switches for enterprise applications, TNX ATM switches for service provider applications, PowerHub LAN switches and ES-3810 Ethernet switches for ATM connectivity, ForeRunner ATM adapter cards, CellPath WAN multiplexing products for WAN access, ForeThought internetworking software, ForeView network management software and StreamRunner ATM video products.

     In November 1996, the Company acquired Nemesys Research Limited ("Nemesys"), a supplier of ATM video distribution and video conferencing products, including a range of ATM video encoders and decoders. Also, in November 1996, the Company acquired Scalable Networks, Inc. ("Scalable"), a developer of high-performance, switched Fast Ethernet desktop and Gigabit Ethernet switching technology directed to gaining cost-effective desktop and server connections to ATM backbone networks. In December 1996, the Company acquired Cadia Networks, Inc. ("Cadia"), a developer of multiservice WAN adaptation and concentration technology for the service provider market. Each of these business combinations has been accounted for as a pooling of interests. The aggregated historical results of operations and financial position of Nemesys, Scalable and Cadia are not material to the Company's consolidated financial statements and prior period amounts have, therefore, not been restated.

     In view of the Company's growth, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

YEAR ENDED MARCH 31, 1997 COMPARED WITH YEAR ENDED MARCH 31, 1996

     Revenue. Revenue increased by 68% to $395.3 million for the year ended March 31, 1997, as compared with $235.2 million in the previous year. The distribution of revenue from sales to domestic and foreign customers in the year ended March 31, 1997 was 63% and 37%, respectively. This compares to 61% and 39%, respectively, in the previous year. The increase in domestic revenue dollars was attributable to the increased market acceptance of ATM and LAN switching products. The increase in foreign revenue in dollars resulted from the Company's expansion of its international distribution channels and to growing acceptance of ATM and LAN switching products. In the fourth quarter of fiscal year 1997, the Company experienced slower sales in certain international markets and there can be no assurances that the Company's revenue from international sales will continue to constitute the same historical percentage of revenue as experienced in previous fiscal years.

     The Company measures overall unit volume for its ATM switching products based on the number of ATM ports, or network connections, shipped. The total number of ATM ports shipped in the year ended March 31, 1997 was 95,500, as compared with 44,500 in the previous year. The total installed base of ATM ports as of March 31, 1997 was over 160,000, as compared with approximately 65,000 as of March 31, 1996. The total number of LAN switching ports shipped in the year ended March 31, 1997 was 291,000; no comparison can be provided with fiscal 1996 because ALANTEC Corporation ("ALANTEC") did not compile LAN switch product data by port in fiscal 1996. The total number of LAN switching products shipped in the year ended March 31, 1997 was over 8,700, as compared with over 3,400 in the previous year. The total number of adapter cards shipped in the year ended March 31, 1997 was 34,000, as compared with approximately 18,600 in the previous year. The total installed base of adapter cards as of March 31, 1997 was over 62,000, as compared with approximately 28,000 as of March 31, 1996. In the year ended March 31, 1997, revenue mix, as a percentage of total revenue, among ATM switching products, LAN switching products, adapter cards and other revenue (principally service support and development contracts) was 51%, 35%, 5% and 9%, respectively. Revenue mix for the previous year was 53%, 32%, 7% and 8%, respectively. Average selling price per ATM port during the year ended March 31, 1997 was $2,100, as compared with $2,800 in the previous year. Average selling price for adapter cards shipped during the year ended March 31, 1997 was $650, as compared with $930 in the previous year. Average selling price per LAN switching port was $467 in the year ended March 31, 1997; no comparison can be provided with fiscal 1996 because ALANTEC did not compile LAN switch product data by port in fiscal 1996. Average selling price for LAN switches shipped during the year ended March 31, 1997 was $15,800, as compared to $22,200 in the previous year. In May of 1996, the Company reduced the price of certain of its ATM switches by up to 40%. At the same time, prices of the Company's adapter cards were reduced by 50%. The Company reduced the price of certain of its LAN switching products by up to 15% in September 1996. The Company believes that reductions in price per port on ATM and LAN switching products and price reductions on adapter cards will help stimulate demand for its products. However, many risk factors, including the risk that networking products based on ATM may not achieve broad commercial acceptance, the risk of competition from larger and better financed competitors and the risk that new technologies may render the Company's products obsolete or noncompetitive, may cause actual results to differ.

     Gross Profit. Gross profit increased to $226.2 million or 57.2% of revenue in the year ended March 31, 1997, as compared with gross profit of $136.5 million or 58.0% of revenue in the previous year. The dollar increase in gross profit was the result of increased revenue from ATM switching products, LAN switching products and adapter cards. The gross margin percentage decline primarily resulted from continued pricing pressure and the product price mix of low-end LAN switching products. The Company intends to price its products competitively in order to continue to increase revenue and to stimulate demand for its products. In future periods, gross margins may be adversely affected by price competition or changes in sales channels, increases in the costs of goods or changes in the mix of products sold.

     Research and Development. Research and development expense for the year ended March 31, 1997 was $55.2 million or 14.0% of revenue, as compared with $31.2 million or 13.3% of revenue in the previous year. The increase in research and development expense in dollars and as a percentage of revenue was largely attributable to additional engineering costs associated with the acquisitions of Nemesys, Scalable and Cadia, increased hiring of engineering employees, including recruiting expenses, along with increased purchases of research and development materials. The number of employees of the Company engaged in research and development increased to 458 at March 31, 1997 from 335 at March 31, 1996.

     Sales and Marketing. Sales and marketing expense for the year ended March 31, 1997 was $90.4 million or 22.9% of revenue, as compared with $54.1 million or 23.0% of revenue in the previous year. The dollar increase in sales and marketing expense was largely the result of hiring additional sales, marketing and support personnel (including training and documentation) and increased marketing promotion costs. The number of employees of the Company engaged in sales and marketing activities increased to 585 at March 31, 1997 from 412 at March 31, 1996. The Company expects to increase sales and marketing expenses both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence. Such efforts are subject to a number of risk factors and there can be no assurance that such efforts will be successful.

     General and Administrative. General and administrative expense for the year ended March 31, 1997 was $17.5 million or 4.4% of revenue, as compared with $11.2 million or 4.7% of revenue in the previous year. The dollar increase was largely due to increased hiring of administrative personnel, including those engaged in systems administration, accounting and human resources. The reduction in general and administrative expense as a percentage of revenue was the result of increased revenue volume absorbing a greater portion of fixed overhead associated with general and administrative activities. The number of employees of the Company engaged in general and administrative activities increased to 156 at March 31, 1997 from 119 at March 31, 1996. The Company plans to make appropriate expenditures in the general and administrative organization as necessary and does not expect the overall cost as a percentage of revenue to decline in the next twelve months.

     Merger-related. The Company had $1.7 million of merger-related expenses for the year ended March 31, 1997. These expenditures were incurred in connection with the acquisitions of Nemesys, Scalable and Cadia and included fees to financial advisors, legal and accounting fees and other related expenses. Total merger-related expenses were $29.4 million for the year ended March 31, 1996 as a result of the acquisitions of ALANTEC, CellAccess Technology, Inc. ("CAT"), Applied Network Technology, Inc. ("ANT") and RainbowBridge Communications, Inc. ("RCI"). These expenses include transaction costs (primarily fees to financial advisors and legal and accounting fees), costs associated with duplicate facilities and assets, payments under transition and severance agreements and other costs.

     Interest Income. Interest income, net of interest expense, for the year ended March 31, 1997 was $12.4 million, as compared with $9.9 million in the year ended March 31, 1996. The increase in interest income primarily resulted from interest earned for a full fiscal year on the net proceeds of $129 million received from a common stock offering in October 1995.

     Income Taxes. The provision for income taxes recorded in the year ended March 31, 1997 was $24.0 million, or an effective tax rate of 36.7%, as compared with $10.8 million, or an effective tax rate of 52.6%, in the previous year. The decrease in the effective tax rate resulted primarily from a lesser amount of non-deductible merger-related expenses in 1997 as compared to 1996. Excluding merger-related expenses, the effective tax rate for the years ended March 31, 1997 and 1996 would have been 36.0%.

     Net Income. Net income for the year ended March 31, 1997 was $41.5 million, or $.41 per share, as compared with $9.7 million, or $.11 per share, for the year ended March 31, 1996. Net income for the year ended March 31, 1997 included $1.7 million in merger-related expenses and $8.3 million in litigation settlement charges. Net income for the year ended March 31, 1996 included $29.4 million in merger-related expenses. Excluding these merger-related expenses and litigation settlement charges, and their tax effect, the Company would have realized net income of $48.3 million or $.48 per share for the year ended March 31, 1997 as compared to $32.0 million or $.36 per share in 1996.

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

     The Company measures overall unit volume for its ATM switch products based on the number of ATM ports, or network connections, shipped. The total number of ATM ports shipped in the year ended March 31, 1996 was 44,500, as compared with 16,400 in the previous year. The total installed base of ATM ports as of March 31, 1996 was 65,000, as compared with 20,200 as of March 31, 1995. The total number of LAN switch products shipped in the year ended March 31, 1996 was 3,400, as compared with 1,500 in the previous year. The total number of adapter cards shipped in the year ended March 31, 1996 was 18,600, as compared with 7,500 in the previous year. The total installed base of adapter cards as of March 31, 1996 was 28,000, as compared with 9,400 as of March 31, 1995. In the year ended March 31, 1996, revenue mix, as a percentage of revenue, among ATM switch products, LAN switch products, adapter cards and other revenue (principally service support and development contracts) was 53%, 32%, 7% and 8%, respectively. Revenue mix for the previous year was 45%, 34%, 11% and 10%, respectively. Average selling price per ATM port during the year ended March 31, 1996 was $2,800, as compared with $2,900 in the previous year. Average selling price for adapter cards shipped during the year ended March 31, 1996 was $930, as compared with $1,600 in the previous year. Average selling price for LAN switches shipped during the year ended March 31, 1996 was $22,200, as compared with $27,000 in the previous year.

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

     Research and Development. Research and development expense for the year ended March 31, 1996 was $31.2 million or 13.3% of revenue, as compared with $13.1 million or 12.3% of revenue in the previous year. The increase in research and development expense was largely the result of additional engineering costs associated with the acquisitions of CAT, ANT and RCI, increased hiring of engineering employees, including recruiting expenses, and increased purchases of research and development materials. The number of employees of the Company engaged in research and development increased to 335 at March 31, 1996 from 149 at March 31, 1995.

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

     Merger-related. Total merger-related expenses of $29.4 million were recorded for the year ended March 31, 1996 upon completion of the ALANTEC, CAT, ANT and RCI acquisitions. These expenses included transaction costs (primarily fees to financial advisors and legal and accounting fees), costs associated with duplicate facilities and assets, payments under transition and severance agreements and other costs. The Company had no merger-related expenses during the corresponding period in 1995.

     Interest Income. Interest income, net of interest expense, for the year ended March 31, 1996, was $9.9 million, as compared with $2.8 million in the year ended March 31, 1995. The increase in interest income resulted largely from interest earned on the net proceeds of $208 million received from common stock offerings in April 1995 and October 1995.

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

     Net Income. Net income for the year ended March 31, 1996 was $9.7 million, or $.11 per share, as compared with $12.9 million, or $.18 per share, for the year ended March 31, 1995. Net income for the year ended March 31, 1996 included $29.4 million in merger-related expenses. Excluding these merger-related expenses and their tax effect, but including the operating results of CAT, ANT and RCI, the Company would have realized net income of $32.0 million or $.36 per share

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed most of its working capital and capital expenditure requirements to date primarily through cash proceeds from public offerings and cash generated from operations.

     The cash provided by operations was $7.4 million in 1997. Net cash provided by operations was the result of increases to net income, offset by increases to accounts receivable and inventories, and decreases to income taxes payable and accrued merger costs. The increase in accounts receivable was due to increased revenue. The increase in inventories was the result of increased revenue and the introduction of new products. The decrease in accrued merger costs was due to disbursements in fiscal 1997 related to the ALANTEC acquisition that was completed in fiscal 1996. The cash provided by operations was $29.1 million in 1996. Net cash provided by operations was the result of net income and increased current liabilities offset by increased accounts receivable, inventories and deferred income tax benefit. The increase in inventories was the result of increased revenue and the introduction of new products. The Company's investing activities to date have been for the purchase of fixed assets to support the Company's growth.

     In April and October of 1995, public stock offerings were completed, with aggregate net proceeds to the Company of approximately $208 million.

     At March 31, 1997, the Company had cash and cash equivalents of approximately $129.4 million, short-term investments of $170.3 million and an unused line of credit of $20 million.

     During fiscal 1996, the Company entered into arrangements to lease headquarters and operating facilities to be constructed on land purchased by the Company. The facilities have largely been completed and the Company is occupying 200,000 square feet of the facilities while the remaining 100,000 square feet is still under construction. These arrangements include a ten-year operating lease pursuant to which the Company has committed to make annual minimum rental payments of approximately $3.4 million commencing in fiscal 1998, and a guarantee by the Company of the repayment of approximately $37 million of the lessor's construction financing for the facilities.

     As part of the lease transaction, the Company, as of March 31, 1997, pledged $28.1 million of marketable securities as collateral for specified obligations of the lessor. The Company is also required to comply with certain financial covenants including the maintenance of a minimum tangible net worth and limitations on the incurrence of debt and the payment of dividends.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") was issued by the Financial Accounting Standards Board. FAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under FAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. FAS 128 is effective for the Company's third quarter of 1998 and will be adopted at that time. Prior periods will be restated. Had the Company determined earnings per share in accordance with FAS 128, basic earnings per share for 1997, 1996 and 1995 would have been $0.45, $0.12 and $0.20, respectively, and diluted earnings per share would have been $0.41, $0.11 and $0.18, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
FORE Systems, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 40 present fairly, in all material respects, the financial position of FORE Systems, Inc., and its subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse

Price Waterhouse LLP
Boston, Massachusetts
April 22, 1997

                        CONSOLIDATED STATEMENT OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                     YEAR ENDED MARCH 31
                                                              ----------------------------------
                                                                1997         1996         1995
                                                              --------     --------     --------
Revenue..................................................     $395,347     $235,189     $106,188
Cost of sales............................................      169,118       98,666       45,197
                                                              --------     --------     --------
Gross profit.............................................      226,229      136,523       60,991
                                                              --------     --------     --------
Operating expenses:
  Research and development...............................       55,217       31,212       13,054
  Sales and marketing....................................       90,444       54,132       26,008
  General and administrative.............................       17,499       11,156        5,868
  Merger-related.........................................        1,747       29,375           --
                                                              --------     --------     --------
  Total operating expenses...............................      164,907      125,875       44,930
                                                              --------     --------     --------
Income from operations...................................       61,322       10,648       16,061
Interest income, net.....................................       12,427        9,906        2,793
Litigation settlement charges............................       (8,257)          --           --
                                                              --------     --------     --------
Income before provision for income taxes.................       65,492       20,554       18,854
Provision for income taxes...............................       24,022       10,817        5,994
                                                              --------     --------     --------
Net income...............................................     $ 41,470     $  9,737     $ 12,860
                                                              ========     ========     ========
Net income per common share..............................     $   0.41     $   0.11     $   0.18
                                                              ========     ========     ========
Weighted average common and common equivalent shares
  outstanding............................................   99,948,902   86,432,248   73,481,490
                                                            ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               MARCH 31
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
ASSETS:
Current assets:
  Cash and cash equivalents...........................................   $129,424     $204,013
  Short-term investments..............................................    170,258       92,142
  Accounts receivable, net of allowance for doubtful accounts of
     $4,090 at March 31, 1997 and $1,087 at March 31, 1996............     84,997       49,990
  Inventories.........................................................     50,769       27,495
  Deferred income taxes...............................................     29,296       19,574
  Prepaid income taxes................................................     19,153           --
  Prepaid expenses and other current assets...........................      6,774        6,382
                                                                         --------     --------
     Total current assets.............................................    490,671      399,596
Fixed assets, net.....................................................     47,906       24,766
                                                                         --------     --------
  Total assets........................................................   $538,577     $424,362
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable....................................................   $ 36,919     $ 32,430
  Accrued payroll and related costs...................................     13,909       10,723
  Income taxes payable................................................         --        4,542
  Other current liabilities...........................................     10,230        8,578
  Accrued merger costs................................................      4,869       20,045
  Deferred revenue....................................................     18,471       12,054
                                                                         --------     --------
     Total current liabilities........................................     84,398       88,372
                                                                         --------     --------
Commitments and contingencies
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share; 300,000,000 shares authorized; shares issued 97,792,458 at March 31, 1997 and
     87,982,594 at March 31, 1996.....................................    405,768      323,134
  Retained earnings...................................................     53,130       13,384
  Treasury stock, at cost: 120,000 shares.............................     (3,248)          --
  Cumulative translation adjustment...................................         53           --
  Valuation allowance for short-term investments......................     (1,524)        (528)
                                                                         --------     --------
     Total stockholders' equity.......................................    454,179      335,990
                                                                         --------     --------
  Total liabilities and stockholders' equity..........................   $538,577     $424,362
                                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

               CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK
                            AND STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             VALUATION
                                      COMMON STOCK         ALLOWANCE FOR    RETAINED    CUMULATIVE
                                 ----------------------     SHORT-TERM      EARNINGS    TRANSLATION    TREASURY
                                   SHARES       AMOUNT      INVESTMENTS     (DEFICIT)   ADJUSTMENT      STOCK       TOTAL
                                 ----------    --------    -------------    --------    -----------    --------    --------
Balance, March 31, 1994.......   40,598,092    $ 47,180       $    --       $ (8,186)       $--        $     --    $ 38,994
  Issuance of common stock
    under stock option and
    employee purchase plans...    2,178,384       1,796            --             --         --              --       1,796
  Issuance of common stock in
    public offering...........    9,800,000      35,450            --             --         --              --      35,450
  Conversion of FORE Series A
    redeemable convertible
    preferred stock...........   16,129,020       5,500            --             --         --              --       5,500
  Income tax benefit from
    stock option plan
    activity..................           --       3,390            --             --         --              --       3,390
  Change in valuation
    allowance for short-term
    investments...............           --          --          (264)            --         --              --        (264)
  Net income..................           --          --            --         12,860         --              --      12,860
                                 ----------    --------       -------       --------        ---        --------    --------
Balance, March 31, 1995.......   68,705,496      93,316          (264)         4,674         --              --      97,726
  Issuance of common stock
    under stock option and
    employee purchase plans...    2,905,522      13,045            --             --         --              --      13,045
  Acquisitions (see Note 2)...    3,341,786       3,028            --         (1,027)        --              --       2,001
  Issuance of common stock in
    public offerings..........   13,029,790     208,491            --             --         --              --     208,491
  Income tax benefit from
    stock option plan
    activity..................           --       5,254            --             --         --              --       5,254
  Change in valuation
    allowance for short-term
    investments...............           --          --          (264)            --         --              --        (264)
  Net income..................           --          --            --          9,737         --              --       9,737
                                 ----------    --------       -------       --------        ---        --------    --------
Balance, March 31, 1996.......   87,982,594     323,134          (528)        13,384         --              --     335,990
  Issuance of common stock
    under stock option and
    employee purchase plans...    4,554,631      35,454            --             --         --              --      35,454
  Acquisitions (see Note 2)...    5,255,233       6,829            --         (1,724)        --              --       5.105
  Income tax benefit from
    acquisitions..............           --       6,335            --             --         --              --       6,335
  Income tax benefit from
    stock option plan
    activity..................           --      34,016            --             --         --              --      34,016
  Change in valuation
    allowance for short-term
    investments...............           --          --          (996)            --         --              --        (996)
  Purchase of treasury
    stock.....................           --          --            --             --         --          (3,248)     (3,248)
  Cumulative translation
    adjustment................           --          --            --             --         53              --          53
  Net income..................           --          --            --         41,470         --              --      41,470
                                 ----------    --------       -------       --------        ---        --------    --------
Balance, March 31, 1997.......   97,792,458    $405,768       $(1,524)      $ 53,130        $53        $ (3,248)   $454,179
                                 ==========    ========       =======       ========        ===        ========    ========

   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     YEAR ENDED MARCH 31
                                                                        (IN THOUSANDS)
                                                              ----------------------------------
                                                                1997         1996         1995
                                                              --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................   $ 41,470     $  9,737     $ 12,860
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation..........................................     16,402        6,817        2,857
     Amortization of capitalized software development
       costs...............................................        782        1,673          601
     Deferred income tax benefit...........................     (3,387)     (13,011)      (5,745)
     Income tax benefit related to stock options...........     34,016        5,254        3,390
     Cumulative translation adjustment.....................         53           --           --
     Change in operating assets and liabilities:
       Accounts receivable.................................    (34,697)     (24,250)     (13,889)
       Inventories.........................................    (23,180)      (8,567)     (11,922)
       Prepaid expenses and other current assets...........       (302)      (2,217)      (2,214)
       Accounts payable....................................      4,001       18,977        5,832
       Accrued liabilities.................................      4,678       10,066        5,057
       Prepaid income taxes and income taxes payable.......    (23,722)        (766)       3,894
       Accrued merger costs................................    (15,176)      20,045           --
       Deferred revenue....................................      6,417        5,375        4,707
                                                              --------     --------     --------
Net cash provided by operating activities..................      7,355       29,133        5,428
                                                              --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments......................   (393,588)    (159,174)     (44,942)
  Redemption and sale of short-term investments............    314,476       96,250       16,197
  Capitalization of software development costs.............       (677)      (1,364)        (924)
  Cash from acquisitions...................................      4,616        1,273           --
  Purchases of fixed assets................................    (38,875)     (23,507)      (8,204)
                                                              --------     --------     --------
Net cash used in investing activities......................   (114,048)     (86,522)     (37,873)
                                                              --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable and capital lease
     obligations...........................................       (102)        (280)        (267)
  Purchase of treasury stock...............................     (3,248)          --           --
  Proceeds from issuance of common stock...................     35,454      222,699       37,246
                                                              --------     --------     --------
Net cash provided by financing activities..................     32,104      222,419       36,979
                                                              --------     --------     --------
Increase (decrease) in cash and cash equivalents...........    (74,589)     165,030        4,534
                                                              --------     --------     --------
Cash and cash equivalents at beginning of year.............    204,013       38,983       34,449
                                                              --------     --------     --------
Cash and cash equivalents at end of year...................   $129,424     $204,013     $ 38,983
                                                              ========     ========     ========
Cash paid during the year for:
  Interest.................................................   $     27     $     18     $     63
  Income taxes.............................................   $ 17,326     $ 19,833     $  4,875

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           All data in thousands except for share and per-share data.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     FORE Systems, Inc. ("FORE Systems" or the "Company") designs, develops, manufactures and sells high-performance networking products based on Asynchronous Transfer Mode ("ATM") technology. ATM is the international standard that was developed by the telecommunications industry to support broadband multimedia applications transmitted over high-speed networks.

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

Cash and Cash Equivalents and Short-term Investments

     The Company's policy is to invest its excess cash in U.S. Government securities, interest-bearing deposits with major banks, municipal notes and bonds and commercial paper of companies with strong credit ratings that are subject to minimal credit and market risk. Cash equivalents consist of money market funds, commercial paper, U.S. Government securities and municipal notes and bonds which have original maturities of 90 days or less. Short-term investments include securities purchased with an original maturity of greater than 90 days.

Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

Capitalized Software Development Costs

     Software development costs for new software and enhancements to existing software are expensed as incurred until the establishment of technological feasibility. Subsequent to establishment of technological feasibility, the Company capitalizes software development costs incurred until the product is available for general release to customers. Capitalized software development costs are amortized to cost of sales on a product-by-product basis over the estimated lives of the related products. Unamortized capitalized software development costs of $175 and $280 are included in prepaid expenses and other current assets at March 31, 1997 and 1996, respectively.

Fixed Assets

     Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range up to 7 years. Leasehold improvements are recorded at cost and amortized over the shorter of the estimated lives of the related assets or the term of the lease.

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

Financial Instruments

     The Company uses forward currency exchange contracts on a limited basis to manage foreign currency exchange rate risk and does not use them for trading purposes. The exposure to credit risk for these contracts is minimal since they are with major financial institutions. These contracts' terms range from one month to two years and are entered to hedge certain firm purchase commitments denominated in those currencies. At March 31, 1997 and 1996, the Company had outstanding forward currency exchange contracts to buy $143 and $171, respectively.

     At March 31, 1997, the Company had an outstanding forward treasury agreement. The Company entered into this agreement to reduce the impact of changes in interest rates on future lease expense for the new Company headquarters and operating facilities (see Note 14). The interest rate fluctuations will result in a receipt or disbursement of funds by the Company upon termination of the agreement on July 31, 1997. The amount exchanged will be amortized over the term of the lease.

Net Income per share

     Net income per common share is calculated based on the weighted average number of common shares and common equivalent shares outstanding during the year.

     In February 1997, Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") was issued by the Financial Accounting Standards Board. FAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under FAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. FAS 128 is effective for the Company's third quarter of 1998 and will be adopted at that time. Prior periods will be restated. Had the Company determined earnings per share in accordance with FAS 128, basic earnings per share for 1997, 1996 and 1995 would have been $0.45, $0.12 and $0.20, respectively, and diluted earnings per share would have been $0.41, $0.11 and $0.18, respectively.

Accounting for Stock Options

     As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for stock based awards to employees. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements for all periods presented.

Advertising

     Advertising costs are charged to operations when incurred. The Company did not incur any costs associated with direct response advertising in 1997, 1996 and 1995, and there were no capitalized advertising costs at March 31, 1997 and 1996. Advertising expense for 1997, 1996 and 1995 was $6,716, $5,314 and $2,693
respectively.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

2. BUSINESS COMBINATIONS

     In November 1996, the Company acquired Nemesys Research Limited, based in Cambridge, England, ("Nemesys") a developer and supplier of ATM video distribution and video conferencing products, including a range of ATM video encoders and decoders. The Company issued 413,635 shares of its Common Stock, (resulting in an increase to Common Stock of $328,000) in exchange for all of the outstanding ordinary shares of Nemesys. The transaction was accounted for as a pooling of interests. In addition, the Company reserved 36,360 shares of Common Stock for issuance upon the exercise of options granted in substitution of options to purchase ordinary shares of Nemesys.

     Also, in November 1996, the Company acquired Scalable Networks, Inc. ("Scalable"), a developer of high-performance, cost-effective switched Fast Ethernet desktop and Gigabit Ethernet switching technology directed to gaining cost-effective desktop and server connections to ATM backbone networks. The Company issued 900,870 shares of its Common Stock (resulting in an increase to Common Stock of $2,140,000) in exchange for all of the outstanding shares of Scalable. The transaction was accounted for as a pooling of interests. The Company also reserved 46,381 shares of Common Stock for issuance upon the exercise of options granted in substitution of options to purchase shares of Scalable Common Stock.

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

     On February 23, 1996, the Company consummated the acquisition of ALANTEC Corporation ("ALANTEC"). ALANTEC designs, develops, manufactures and sells intelligent switching hubs for the Ethernet and Fiber Distributed Data Interface local area networks ("LANs"). The transaction was accounted for as a pooling of interests. The Company issued 22,427,604 shares of its common stock in exchange for all of the outstanding shares of ALANTEC common stock. Effective upon the consummation of the acquisition, all outstanding stock options to purchase shares of ALANTEC common stock were assumed by the Company and deemed to constitute options to purchase, on the same terms and conditions (including per-share exercise price), an equivalent number of shares of the Company's common stock. Accordingly, the Company reserved 3,600,140 shares of common stock for issuance to holders of options formerly exercisable for shares of ALANTEC common stock.

     Merger-related expenses of approximately $27 million were expensed upon the consummation of the acquisition in the quarter ended March 31, 1996. Merger-related expenses included $10 million of transaction costs, $9 million related to duplicate facilities and assets, $4 million for transition and severance agreements for duplicate employees and $4 million of other costs. Transaction costs incurred by the Company include fees to financial advisors, legal and accounting fees and other related expenses. The following information shows revenue and net income of the separate companies during the period preceding the acquisition:

                                                                               YEAR ENDED
                                                                             MARCH 31, 1995
                                                                             --------------
    Revenue
      FORE................................................................      $ 75,498
      ALANTEC.............................................................        30,690
                                                                                --------
                                                                                $106,188
                                                                                ========
    Net income
      FORE................................................................      $  7,360
      ALANTEC.............................................................         5,500
                                                                                --------
                                                                                $ 12,860
                                                                                ========

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

     The aggregated historical results of operations and financial position of CAT, ANT and RCI were not material to the Company's consolidated financial statements and prior period amounts were, therefore, not restated. Accordingly, retained earnings have been adjusted as of the beginning of fiscal 1996, to reflect the aggregate accumulated deficit of ANT and RCI of $574,000, and as of the beginning of fiscal 1996, to reflect the accumulated deficit of CAT of $453,000. The aggregate revenue and earnings of CAT, ANT and RCI for fiscal years 1995 and 1994 are immaterial in comparison to the revenue and earnings reported by the Company for those periods.

3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents and short-term investments, classified as available for sale, consist of the following:

                                                                        MARCH 31, 1997
                                                              ----------------------------------
                                                                           UNREALIZED
                                                              AMORTIZED      GAIN        MARKET
                                                                COST        (LOSS)       VALUE
                                                              --------     --------     --------
Municipal notes and bonds..................................   $133,845     $ (1,554)    $132,291
Commercial paper and other.................................     31,276          100       31,376
U.S. Government securities.................................     91,393          (70)      91,323
                                                              --------     --------     --------
                                                              $256,514     $ (1,524)    $254,990
                                                              ========     ========     ========

                                                                        MARCH 31, 1996
                                                              ----------------------------------
                                                                           UNREALIZED
                                                              AMORTIZED      GAIN        MARKET
                                                                COST        (LOSS)       VALUE
                                                              --------     --------     --------
Municipal notes and bonds..................................   $ 54,337     $   (568)    $ 53,769
Commercial paper and other.................................     24,416          (38)      24,378
U.S. Government securities.................................     13,917           78       13,995
                                                              --------     --------     --------
                                                              $ 92,670     $   (528)    $ 92,142
                                                              ========     ========     ========

     The contractual maturity of available-for-sale securities within one year at March 31, 1997 and 1996 were $216,137 and $263,908, respectively. The contractual maturity of available-for-sale securities over one year and less than three years at March 31, 1997 and 1996 were $38,853 and $12,555, respectively. Gross realized gains and losses on sales of securities in 1997 and 1996 were immaterial. At March 31, 1996, cash and cash equivalents include $184,321 of securities which are classified as held to maturity and for which cost approximates fair value.

4. INVENTORIES

Inventories are summarized as follows:

                                                                            MARCH 31
                                                                       -------------------
                                                                        1997        1996
                                                                       -------     -------
    Raw materials...................................................   $16,054     $ 9,408
    Work in process.................................................     5,097      10,939
    Finished goods..................................................    29,618       7,148
                                                                       -------     -------
    Total inventories...............................................   $50,769     $27,495
                                                                       =======     =======

5. FIXED ASSETS

Fixed assets are summarized as follows:

                                                                            MARCH 31
                                                                       -------------------
                                                                        1997        1996
                                                                       -------     -------
    Leasehold improvements..........................................   $ 3,372     $ 1,627
    Land............................................................     2,176       2,151
    Equipment and furniture.........................................    70,285      32,353
                                                                       -------     -------
    Total fixed assets..............................................    75,833      36,131
    Less: accumulated depreciation and amortization.................    27,927      11,365
                                                                       -------     -------
    Fixed assets, net...............................................   $47,906     $24,766
                                                                       =======     =======

6. LINE OF CREDIT

     The Company has a line of credit available from a bank under which it can borrow up to $20 million. The agreement bears interest at either the prime rate or the LIBOR rate plus 1%, at the option of the Company. Borrowings under this arrangement are secured by the Company's fixed assets, inventories and accounts receivable. There were no borrowings under this line at March 31, 1997. The bank agreement contains certain covenants, the most restrictive of which require the maintenance of a certain level of net worth, and expires on September 30, 1997.

7. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     At March 31, 1997 and 1996, the Company had notes payable and capital lease obligations aggregating $615 and $717, respectively, which are included in other current liabilities. Interest expense for the years ended March 31, 1997, 1996 and 1995 was $4, $29 and $64, respectively.

8. INCOME TAXES

     The components of the provision for income taxes for the years ended March 31, 1997, 1996 and 1995 are as follows:

                                                                         YEAR ENDED MARCH 31
                                                                    -----------------------------
                                                                     1997       1996       1995
                                                                    -------    -------    -------
Current income tax expense:
  Federal........................................................   $20,593    $19,503    $ 9,620
  State..........................................................     4,759      4,677      1,869
  Foreign........................................................       606        141         22
                                                                    -------    -------    -------
  Total current income tax expense...............................    25,958     24,321     11,511
                                                                    -------    -------    -------
Deferred income tax benefit:
  Federal........................................................    (1,446)   (10,725)    (5,028)
  State..........................................................      (490)    (2,779)      (489)
                                                                    -------    -------    -------
  Total deferred income tax benefit..............................    (1,936)   (13,504)    (5,517)
                                                                    -------    -------    -------
  Total income taxes.............................................   $24,022    $10,817    $ 5,994
                                                                    =======    =======    =======

     Deferred income taxes result from differences in the timing of recognition of income and expense items for tax and financial reporting purposes. The principal sources of such differences and the tax effect of each are as follows for the years ended March 31, 1997 and 1996:

                                                                             YEAR ENDED MARCH 31
                                                                             -------------------
                                                                              1997       1996
                                                                             -------    -------
Deferred tax assets (liabilities):
  Reserves not currently deductible.......................................   $13,066    $ 9,896
  Deferred revenue........................................................     2,706      1,481
  Depreciation and amortization...........................................       290        357
  Other...................................................................     2,451      1,038
  Capitalized software development costs..................................       (69)      (114)
  Research and development credits........................................       489        131
  Net operating loss carryforwards........................................     2,528      1,033
  Merger-related expenses.................................................     1,572      5,638
  Acquired assets basis difference........................................     6,194         --
                                                                             -------    -------
  Net deferred tax assets.................................................   $29,227    $19,460
                                                                             =======    =======

     The deferred tax liabilities of $69 and $114 at March 31, 1997 and 1996, respectively, are included in other current liabilities.

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

                                                                          YEAR ENDED MARCH 31
                                                                       -------------------------
                                                                       1997      1996      1995
                                                                       -----     -----     -----
Statutory rate applied to income before taxes.......................   35.00%    35.00%    34.00%
State income taxes, net of federal benefit..........................    3.82      5.70      4.27
Foreign Sales Corporation...........................................   (2.49)    (8.77)       --
Research and development credits....................................   (1.79)    (0.80)    (1.76)
Foreign income taxed at different rates.............................    0.49      0.39        --
Realization of net operating loss carryforwards.....................      --        --     (6.58)
Merger-related expenses.............................................    0.69     20.83        --
Other, net..........................................................    0.95      0.27      1.86
                                                                       -----     -----     -----
Total income taxes..................................................   36.67%    52.62%    31.79%
                                                                       =====     =====     =====

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

Stock Option Repricing

     On April 4, 1997, the Compensation Committee of the Board of Directors of the Company determined that, because certain stock options held by employees of the Company had an exercise price significantly higher than the fair market value of the Company's common stock, such stock options were not providing the desired incentive to employees. Accordingly, the Compensation Committee modified the exercise price of options to purchase 6,968,552 shares of common stock. As a result of such modification, the average exercise price of such options was changed from $30.02 per share to $15.19 per share, the fair market value of the Company's common stock at the close of the market on April 4, 1997. The Company's founders and executive officers were excluded from this stock option repricing.

10. STOCK OPTION PLANS

     The Company's stock option plans provide for the issuance of an aggregate of 32,453,048 shares of common stock, of which 9,029,077 shares are available for future grants at March 31, 1997.

     The Compensation Committee of the Board of Directors determines the term of each option, option exercise price within limits set forth in the plans, number of shares for which each option is granted and the rate at which each option is exercisable. However, under certain plans, the exercise price of any stock option may not be less than the fair market value of the shares on the date granted (or, with respect to incentive stock options, less than 110% of the fair market value in the case of an optionee holding more than 10% of the voting stock of the Company), and the term cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of the Company's voting stock); under certain other plans, the exercise price for stock options, which do not qualify as an incentive stock option under the Internal Revenue Code, are determined by the Compensation Committee of the Board of Directors in its discretion and the term of such options cannot exceed ten years. Transactions under the stock option plans are summarized as follows:

                                                                              WEIGHTED AVERAGE
                                                                SHARES         EXERCISE PRICE
                                                              -----------    ------------------
Outstanding at March 31, 1994..............................     8,771,838          $ 0.81
  Granted..................................................     4,319,138          $ 8.72
  Exercised................................................    (2,125,514)         $ 0.36
  Cancelled................................................      (551,523)         $ 3.37
                                                              -----------
Outstanding at March 31, 1995..............................    10,413,939          $ 4.05
  Granted..................................................     6,020,150          $19.95
  Exercised................................................    (2,648,278)         $ 1.60
  Cancelled................................................    (1,469,644)         $ 7.10
                                                              -----------
Outstanding at March 31, 1996..............................    12,316,167          $11.98
  Granted..................................................     6,475,890          $32.82
  Exercised................................................    (4,233,499)         $ 6.97
  Cancelled................................................    (1,845,510)         $24.38
                                                              -----------
Outstanding at March 31, 1997..............................    12,713,048          $22.48
Exercisable at March 31, 1995..............................     1,693,062          $ 0.99
Exercisable at March 31, 1996..............................     3,048,687          $ 5.02
Exercisable at March 31, 1997..............................     3,272,211          $ 9.35

Options outstanding as of 3/31/1997

                                                              WEIGHTED
                                                              AVERAGE
                                             NUMBER          REMAINING           WEIGHTED
                                          OUTSTANDING     CONTRACTUAL LIFE        AVERAGE
            RANGE OF EXERCISE PRICE         3/31/97          (IN YEARS)       EXERCISE PRICES
        -------------------------------   ------------    ----------------    ---------------
        $ 0.02 -- $ 3.00                    2,519,411            6.66             $  1.12
        $ 3.70 -- $25.19                    3,132,279            8.13             $ 15.78
        $25.25 -- $33.13                    2,520,248            9.13             $ 29.36
        $33.25 -- $33.38                    2,820,260            9.05             $ 33.37
        $33.44 -- $43.88                    1,720,850            9.30             $ 37.90
        $ 0.02 -- $43.88                   12,713,048            8.40             $ 22.48

Options exercisable as of 3/31/1997

                                                              NUMBER          WEIGHTED
                                                            EXERCISABLE       AVERAGE
        RANGE OF EXERCISE PRICES                              3/31/97      EXERCISE PRICE
        ------------------------                            -----------    --------------
        $ 0.02 -- $ 3.00                                     1,671,497         $ 0.91
        $ 3.70 -- $25.19                                     1,200,562         $14.28
        $25.25 -- $33.13                                       344,352         $29.00
        $33.25 -- $33.38                                         4,000         $33.33
        $33.44 -- $43.88                                        51,800         $34.99
        $ 0.02 -- $43.88                                     3,272,211         $ 9.35

     The employee stock purchase plans (the "Stock Purchase Plans") allow eligible employees the opportunity to purchase up to an aggregate of 2,109,530 shares of common stock through payroll deductions at a purchase price per share not less than 85% of the fair market value on the first or last day of the quarterly offering periods (as defined in the Stock Purchase Plans), whichever is lower. The shares issued under the Stock Purchase Plans were 304,857 and 203,794 as of March 31, 1997 and 1996, respectively.

     As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, in accounting for stock-based awards to employees. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements for all periods presented.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Stock Purchase Plan, collectively called "options") granted subsequent to March 31, 1995 under the fair value method of that statement. The fair value of options granted in fiscal years 1997 and 1996 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                          STOCK PURCHASE
                                                    STOCK OPTION PLAN          PLAN
                                                    -----------------    -----------------
                                                    1997        1996     1997        1996
                                                    -----       -----    -----       -----
        Risk-free rate (%).......................    5.74        6.54     5.07        5.31
        Volatility (%)...........................   34.98       38.24    41.69       41.92
        Expected Life (in years).................    2.55        2.62     0.24        0.24
        Dividend Yield (%).......................    0.00        0.00     0.00        0.00

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted through March 31, 1997 and 1996 was $
9.91 and $7.90 per share, respectively. The weighted average estimated fair value of shares granted under the Stock Purchase Plan during the years ended March 31, 1997 and 1996 was $8.37 and $4.83, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                        1997      1996
                                                                       -------    -----
        Pro forma net income........................................   $18,362    $ 127
        Pro forma net income per common share.......................   $  0.18    $0.00

     Because the Company anticipates making additional grants and options vest over several years, the effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. SFAS No. 123 is applicable only to options granted subsequent to March 31, 1995.

11. DEFINED CONTRIBUTION PLAN

     In November 1993, the Company adopted a 401(k) plan (the "Plan") that covers substantially all employees who meet minimum age and service requirements. Company contributions are determined at the discretion of the Board of Directors. The Plan also permits tax-deferred salary deductions for eligible employees in accordance with the Internal Revenue Code.

     The expenses of this plan for the years ended March 31, 1997, 1996 and 1995 were $2,495, $1,014 and $421, respectively.

12. SEGMENT, MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK INFORMATION

     The Company operates in a single industry segment encompassing the development, manufacture, marketing, selling and technical support of networking products and services.

     Revenue from government agencies, as a percentage of total revenue, for the years ended March 31, 1997, 1996 and 1995 was 9%, 7% and 7%, respectively.

     There were no customers with revenue in excess of 10% of the Company's total revenue for the years ended March 31, 1997, 1996 and 1995.

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

     Accounts receivable were concentrated as follows:

                                                                             MARCH 31
                                                                            ----------
                                                                            1997   1996
                                                                            ----   ----
        Domestic.........................................................    46%    66%
        Foreign..........................................................    44     31
        U.S. Government..................................................    10      3
                                                                            ---    ---
                                                                            100%   100%
                                                                            ===    ===

13. INTERNATIONAL REVENUE

     Revenue from sales to customers outside the United States for the years ended March 31, 1997, 1996 and 1995 was distributed as follows:

                                                                YEAR ENDED MARCH 31
                                                           ------------------------------
                                                             1997       1996       1995
                                                           --------    -------    -------
        Europe..........................................   $ 67,405    $46,797    $16,522
        Pacific Rim.....................................     62,381     31,821     18,893
        Other...........................................     16,448     13,711      1,972
                                                           --------    -------    -------
        Total...........................................   $146,234    $92,329    $37,387
                                                           ========    =======    =======

14. LEASE COMMITMENTS

     In December 1995, the Company entered into agreements to lease headquarters and operating facilities to be constructed on land which was purchased by the Company. The lessor and an additional lender have committed to fund up to a maximum of $41 million for the construction of the buildings. The Company is now occupying 200,000 square feet of the facilities and the remaining 100,000 is still under construction. The Company is leasing the facilities under a ten-year operating lease and has options to renew the lease for two additional five-year terms. Future annual minimum rental payments under the lease are approximately $3.4 million and are expected to commence in fiscal 1998. During the construction period, the Company has guaranteed the repayment of up to approximately $37 million of the lessor's construction financing for the facilities.

     Accordingly, as part of the above lease transaction, the Company pledged $28.1 million, as of March 31, 1997, of securities it holds as collateral for specified obligations of the lessor. In addition, under the terms of the lease, the Company is required to comply with certain financial covenants including the maintenance of a minimum tangible net worth. Other restrictive covenants limit indebtedness and the payment of dividends.

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

     The Company has purchased additional option property by issuing a note that is secured by a mortgage that encumbers the option property. The note of $614 is included in other current liabilities. The Company also has operating lease agreements relating to certain other facilities and equipment which expire at various dates. Rent expense on operating leases for the years ended March 31, 1997, 1996 and 1995 was $9,764, $5,167 and $2,671, respectively. Future minimum payments under all non-cancelable operating leases as of March 31, 1997 are summarized as follows:

                                                                 OPERATING
                                                                  LEASES
                                                                 --------
                    1998......................................   $  9,279
                    1999......................................     10,194
                    2000......................................      7,284
                    2001......................................      6,180
                    2002......................................      5,560
                    Thereafter................................     61,996
                                                                 --------
                    Total.....................................   $100,493
                                                                 ========

15. QUARTERLY RESULTS (UNAUDITED)

                                                                 YEAR ENDED MARCH 31, 1997
                                                         ------------------------------------------
                                                            Q4          Q3         Q2         Q1
                                                         --------    --------    -------    -------
                                                         (IN THOUSANDS, EXCEPT FOR PER-SHARE DATA)
Revenue...............................................   $101,326    $112,645    $98,019    $83,357
Gross profit..........................................   $ 57,252    $ 64,159    $56,373    $48,445
Merger-related expenses...............................   $     --    $  1,747    $    --    $    --
Income from operations................................   $ 11,352    $ 17,495    $17,832    $14,643
Litigation settlement charges.........................   $ (8,257)   $     --    $    --    $    --
Net income............................................   $  3,887    $ 12,839    $13,351    $11,393
Net income per common share...........................   $    .04    $    .13    $   .14    $   .12

                                                                 YEAR ENDED MARCH 31, 1996
                                                         ------------------------------------------
                                                            Q4          Q3         Q2         Q1
                                                         --------    --------    -------    -------
                                                         (IN THOUSANDS, EXCEPT FOR PER-SHARE DATA)
Revenue...............................................   $ 75,271    $ 63,974    $52,062    $43,882
Gross profit..........................................   $ 43,811    $ 37,158    $30,168    $25,386
Merger-related expenses...............................   $ 27,098    $    690    $    --    $ 1,587
Income (loss) from operations.........................   $(13,870)   $ 10,343    $ 8,623    $ 5,552
Litigation settlement charges.........................   $     --    $     --    $    --    $    --
Net income (loss).....................................   $ (9,575)   $  8,516    $ 6,734    $ 4,062
Net income (loss) per common share....................   $   (.11)   $    .09    $   .08    $   .05

16. LITIGATION SETTLEMENT

     In February 1997, ALANTEC, a wholly-owned subsidiary of the Company, contributed $7.5 million as a portion of a settlement entered into by three former directors and several former stockholders of ALANTEC ("Defendents") in a suit brought in 1994 by two founders of ALANTEC. The plaintiffs sought damages for alleged breaches of fiduciary duties by the Defendants in 1991. Although ALANTEC was not a party to the lawsuit, it had certain indemnification obligations to the former directors under its former bylaws and indemnification agreements. The settlement avoids further litigation with respect to those indemnification obligations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference in response to this Item 10.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) DOCUMENTS FILED AS PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K:

                                                                                     PAGE(S)
                                                                                     -------
Report of Independent Accountants..................................................    21
Consolidated Statement of Income for the years ended March 31, 1997, 1996 and
  1995.............................................................................    22
Consolidated Balance Sheet as of March 31, 1997 and 1996...........................    23
Consolidated Statement of Changes in Common Stock and Stockholders' Equity for the
  years ended March 31, 1997, 1996 and 1995........................................    24
Consolidated Statement of Cash Flows for the years ended March 31, 1997, 1996 and
  1995.............................................................................    25
Notes to Consolidated Financial Statements.........................................  26-37
Financial Statement Schedule:
  Schedule II--Valuation and Qualifying Accounts and Reserves......................    43

     Financial statement schedules not listed above have been omitted because they are inapplicable, are not required under applicable provisions of Regulation S-X, or the information that would otherwise be included in such schedules is contained in the registrant's consolidated financial statements or accompanying notes.

     2. EXHIBITS. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
   2.1         Agreement and Plan of Merger, dated as of December 20, 1996, by and among FORE
               Systems, Inc., Alpha Acquisition Corporation, Cadia Networks, Inc., Bing Yang,
               Gregor N. Ferguson, Peter J. Nesbeda, Jeffrey P. McCarthy, Raymond W. DeZenzo,
               Jr., Caralyn A. Brown and David E. Schantz (incorporated by reference to
               Exhibit 2.1 to the Company's Form 8-K, dated December 23, 1996, filed on
               January 7, 1997).

   3.1         Amended and Restated Certificate of Incorporation of FORE Systems, Inc. (as
               amended by Certificate of Amendment dated May 6, 1996) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the
               fiscal year ended March 31, 1996).

   3.2         Second Amended and Restated By-laws of FORE Systems, Inc. (as amended through
               March 5, 1997).

  10.1         FORE Systems, Inc. Incentive Stock Option Plan and Nonqualified Stock Option
               Plan(incorporated by reference to Exhibit 10.01 to the Company's Registration
               Statement on Form S-1, File No. 33-76176).(1)

  10.2         FORE Systems, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit
               10.02 to the Company's Registration Statement on Form S-1, File No.
               33-76176).(1)

  10.3         FORE Systems, Inc. 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.05 to the Company's Registration Statement on Form S-1, File No.
               33-76176).(1)

  10.4         FORE Systems, Inc. 1995 Stock Incentive Plan (incorporated by reference to
               Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).(1)

  10.5         FORE Systems, Inc. 1996 Stock Option Plan.(1)

  10.6         ALANTEC Corporation Second Amended and Restated 1991 Stock Option Plan
               (incorporated by reference to Exhibit 4.2 to the Company's Post-Effective
               Amendment No. 1 to Form S-4 Registration Statement on Form S-8, File No.
               333-00468).(1)

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
  10.7         ALANTEC Corporation 1994 Stock Option Plan (incorporated by reference to
               Exhibit 10.15 to ALANTEC Corporation's Form 10-Q for the quarterly period ended
               June 30, 1995).(1)

  10.8         ALANTEC Corporation 1995 Directors' Option Plan (incorporated by reference to
               Exhibit 4.4 to the Company's Post-Effective Amendment No. 1 to Form S-4
               Registration Statement on Form S-8, File No. 333-00468).(1)

  10.9         ALANTEC Corporation 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8,
               File No. 333-1728).(1)

  10.10        FORE Systems, Inc. Change in Control Separation Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).(1)

  10.11        Summary of Fiscal Year 1997 Senior Management Bonus Plan.(1)

  10.12(a)     Lease between Regional Industrial Development Corporation of Southwestern
               Pennsylvania and FORE Systems, Inc., dated as of July 22, 1993 (incorporated by reference to Exhibit 10.03.01 to the Company's Registration Statement on Form
               S-1, File No. 33-76176).

  10.12(b)     Amendment of Lease between Regional Industrial Development Corporation of
               Southwestern Pennsylvania and FORE Systems, Inc., dated as of January 10, 1994
               (incorporated by reference to Exhibit 10.03.02 to the Company's Registration
               Statement on Form S-1, File No. 33-76176).

  10.12(c)     Second Amendment of Lease between Regional Industrial Development Corporation of Southwestern Pennsylvania and FORE Systems, Inc., dated as of March 31, 1994
               (incorporated by reference to Exhibit 10.11(c) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

  10.12(d)     Third Amendment of Lease between Regional Industrial Development Corporation of
               Southwestern Pennsylvania and FORE Systems, Inc., dated as of May 1, 1994
               (incorporated by reference to Exhibit 10.11(d) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

  10.12(e)     Fourth Amendment of Lease between Regional Industrial Development Corporation of Southwestern Pennsylvania and FORE Systems, Inc., dated as of June 10, 1995
               (incorporated by reference to Exhibit 10.11(e) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

  10.12(f)     Fifth Amendment of Lease between Regional Industrial Development Corporation of
               Southwestern Pennsylvania and FORE Systems, Inc., dated as of May 7, 1996
               (incorporated by reference to Exhibit 10.11(f) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

  10.13        Pittsburgh Office and Research Park Building II Lease Agreement by and between
               Zell Two Inc. and FORE Systems, Inc., dated as of July 24, 1995 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q for the quarterly period ended December 31, 1995).

  10.14        Participation Agreement, dated as of December 13, 1995, by and among FORE
               Systems, Inc., Wilmington Trust Company, Mellon Financial Services Corporation
               #4 and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.1 to the
               Company's Form 10-Q for the quarterly period ended December 31, 1995).

  10.15        Lease and Open End Mortgage, dated as of December 13, 1995, by and between FORE
               Systems, Inc. and Wilmington Trust Company (incorporated by reference to
               Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended December
               31, 1995).

  10.16        Guaranty, dated as of December 13, 1995, by and among FORE Systems, Inc.,
               Mellon Bank, N.A. and Mellon Financial Services Corporation #4 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended December 31, 1995).

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
  10.17        Guaranty Agreement, dated as of December 13, 1995, by and among FORE Systems
               Holding Corporation, Mellon Bank, N.A. and Mellon Financial Services
               Corporation #4 (incorporated by reference to Exhibit 10.4 to the Company's Form
               10-Q for the quarterly period ended December 31, 1995).

  10.18        Pledge and Security Agreement, dated as of December 13, 1995, by and among FORE
               Systems Holding Corporation, Mellon Bank, N.A., Mellon Financial Services
               Corporation #4 and Mellon Bank, N.A., as custodian (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarterly period ended
               December 31, 1995).

  10.19        Guaranty and Suretyship Agreement, dated as of December 13, 1995, by and between FORE Systems, Inc. and The Redevelopment Authority of Allegheny County
               (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended December 31, 1995).

  10.20        Loan and Security Agreement, dated as of December 13, 1995, by and between The
               Gustine Company and FORE Systems, Inc. (incorporated by reference to Exhibit
               10.7 to the Company's Form 10-Q for the quarterly period ended December 31,
               1995).

  10.21        Development Agreement, dated as of October 20, 1995, by and between The Gustine
               Company and FORE Systems, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q for the quarterly period ended December 31, 1995).

  10.23        Form of Non-Competition Agreement, each dated December 21, 1992, between FORE
               Systems, Inc. and Dr. Eric C. Cooper, Dr. Robert D. Sansom, Dr. Onat
               Menzilcioglu and Mr. Francois J. Bitz (incorporated by reference to Exhibit
               10.04 to the Company's Registration Statement on Form S-1, File No.
               33-76176).(1)

  11.1         Statement re computation of per share earnings.

  21.1         Subsidiaries of the Registrant.

  22.1         Consent of Independent Accountants.

  27.1         Financial Data Schedule.

---------
(1) Management contract or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K:

     The Company filed the following Reports on Form 8-K during the quarter ended March 31, 1997:

     On January 7, 1997, the Company filed a report under Item 2 of Form 8-K dated December 23, 1996 regarding the acquisition by the Company of Cadia pursuant to an Agreement and Plan of Merger, dated as of December 20, 1996, by and among the Company, Alpha Acquisition Corporation, a wholly-owned subsidiary of the Company, Cadia, Bing Yang, Gregor N. Ferguson, Peter J. Nesbeda, Jeffrey
P. McCarthy, Raymond W. Dezenzo, Jr., Caralyn A. Brown and David E. Schantz.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    FOR THE THREE YEARS ENDED MARCH 31, 1997
                                 (IN THOUSANDS)
                                  SCHEDULE II

                                           BALANCE AT                                  BALANCE AT
DESCRIPTION                              MARCH 31, 1996    ADDITIONS    DEDUCTIONS   MARCH 31, 1997
-----------                              --------------    ---------    ----------   --------------
Allowance for doubtful accounts.......      $  1,087        $ 3,003      $     --        $4,090
Merger related costs..................      $ 20,045        $ 1,133      $(16,309)       $4,869
                                            ========        =======      ========        ======

                                           BALANCE AT                                  BALANCE AT
DESCRIPTION                              MARCH 31, 1995    ADDITIONS    DEDUCTIONS   MARCH 31, 1996
-----------                              --------------    ---------    ----------   --------------
Allowance for doubtful accounts.......        $574          $   587      $    (74)      $  1,087
Merger related costs..................        $ --          $29,375      $ (9,330)      $ 20,045
                                              ====          =======      ========       ========

                                           BALANCE AT                                  BALANCE AT
DESCRIPTION                              MARCH 31, 1994    ADDITIONS    DEDUCTIONS   MARCH 31, 1995
-----------                              --------------    ---------    ----------   --------------
Allowance for doubtful accounts.......        $208           $ 409         $(43)          $574
Merger related costs..................        $ --           $  --         $ --           $ --
                                              ====           =====         ====           ====

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FORE SYSTEMS, INC.

                                        By: /s/ ERIC C. COOPER
                                           -------------------------------------
                                           Eric C. Cooper
                                           Chairman and Chief Executive Officer

June 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                               CAPACITY                        DATE
              ---------                               --------                        ----

         /s/ ERIC C. COOPER            Chairman and Chief Executive Officer       June 27, 1997
-------------------------------------  (Principal Executive Officer) and a
           Eric C. Cooper              Director

         /s/ THOMAS J. GILL            Chief Operating Officer, Chief             June 27, 1997
-------------------------------------  Financial Officer and Treasurer
           Thomas J. Gill              (Principal Financial and Accounting
                                       Officer)

        /s/ ONAT MENZILCIOGLU          President and a Director                   June 27, 1997
-------------------------------------
          Onat Menzilcioglu

        /s/ ROBERT D. SANSOM           Secretary and a Director                   June 27, 1997
-------------------------------------
          Robert D. Sansom

          /s/ JOHN C. BAKER            Director                                   June 27, 1997
-------------------------------------
            John C. Baker

      /s/ DANIEL W. MCGLAUGHLIN        Director                                   June 27, 1997
-------------------------------------
        Daniel W. McGlaughlin

                                 EXHIBIT INDEX

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
   3.2         Second Amended and Restated By-laws of FORE Systems, Inc. (as amended through
               March 5, 1997).

  10.11        Summary of Fiscal Year 1997 Senior Management Bonus Plan.

  11.1         Statement re computation of per share earnings.

  21.1         Subsidiaries of the Registrant.

  22.1         Consent of Independent Accountants.

  27.1         Financial Data Schedule.