Form 10-Q
period 1997-06-30
FORE SYSTEMS INC /DE/
filed 1997-08-14
CIK 920000

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------
                                   FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934.

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

              1000 FORE Drive, Warrendale, Pennsylvania 15086-7502
              ----------------------------------------------------
              (Address of Principal Executive Offices)  (Zip Code)

       Registrant's Telephone Number, Including Area Code: (412) 742-4444
                                                           --------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at July 31, 1997
----------------------------                       ----------------------------
Common Stock, $.01 par value                             98,952,771 Shares

                                   FORM 10-Q

                               FORE SYSTEMS, INC.

                               TABLE OF CONTENTS

                                                                                                Page
                                                                                               Number
PART I.           FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           FORE Systems, Inc. Consolidated Balance
                           Sheet as of June 30, 1997 and
                           March 31, 1997                                                        3

                           FORE Systems, Inc. Consolidated Statement
                           of Income for the three months ended
                           June 30, 1997 and 1996                                                4

                           FORE Systems, Inc. Consolidated Statement
                           of Cash Flows for the three months ended
                           June 30, 1997 and 1996                                                5

                           Notes to Unaudited Consolidated Financial
                           Statements                                                            6-7

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                         8-11

         Item 3.           Quantitative and Qualitative Disclosures about Market Risk            11

PART II.          OTHER INFORMATION

         Item 1.           Legal Proceedings                                                     12

         Item 6.           Exhibits and Reports on Form 8-K                                      12

         Signatures                                                                              13

         Exhibit Index                                                                           14

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements.

                               FORE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           (UNAUDITED)
                                                                             JUNE 30,           MARCH 31,
                                                                               1997               1997
                                                                         --------------      ---------------
                                                    ASSETS
Current assets:
      Cash and cash equivalents                                             $  113,854         $   129,424
      Short-term investments                                                   173,404             170,258
      Accounts receivable, net of allowance for doubtful
        accounts of $5,597 at June 30, 1997 and
        $4,090 at March 31, 1997                                                84,653              84,997
      Inventories                                                               54,168              50,769
      Deferred income taxes                                                     29,551              29,296
      Prepaid income taxes                                                      17,505              19,153
      Prepaid expenses and other current assets                                 13,424               6,774
                                                                         --------------     ---------------
        Total current assets                                                   486,559             490,671
Fixed assets, net                                                               55,282              47,906
                                                                         --------------     ---------------

                     Total assets                                           $  541,841         $   538,577
                                                                         ==============     ===============


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                     $    33,451         $    36,919
      Accrued payroll and related costs                                         13,126              13,909
      Other current liabilities                                                 10,465              10,230
      Accrued merger costs                                                       3,683               4,869
      Deferred revenue                                                          18,435              18,471
                                                                         --------------     ---------------
        Total current liabilities                                               79,160              84,398
                                                                         ==============     ===============

Commitments and contingencies

Stockholders' equity:
      Common stock, par value $.01 per share; 300,000,000
        shares authorized; shares issued:
        98,766,598 at June 30, 1997 and 97,792,458
        at March 31, 1997                                                      409,434             405,768
      Retained earnings                                                         58,113              53,130
      Treasury stock, at cost:  120,000 shares                                  (3,248)             (3,248)
      Cumulative translation adjustment                                             93                  53
      Valuation allowance for short-term investments                            (1,711)             (1,524)
                                                                         --------------     ---------------
        Total stockholders' equity                                             462,681             454,179
                                                                         --------------     ---------------

                     Total liabilities and stockholders' equity             $  541,841         $   538,577
                                                                         ==============     ===============


   The accompanying notes are an integral part of these financial statements.

                               FORE SYSTEMS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                   UNAUDITED

                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                    THREE MONTHS ENDED
                                                                          JUNE 30
                                                          ----------------------------------------
                                                                 1997                   1996
                                                          ------------------      ----------------
Revenue                                                     $        95,359         $      83,357

Cost of sales                                                        42,184                34,912
                                                          ------------------      ----------------

Gross profit                                                         53,175                48,445
                                                          ------------------      ----------------

Operating expenses:
         Research and development                                    15,905                11,190
         Sales and marketing                                         27,938                18,761
         General and administrative                                   4,781                 3,849
                                                          ------------------      ----------------
            Total operating expenses                                 48,624                33,800
                                                          ------------------      ----------------

Income from operations                                                4,551                14,645

Interest income, net                                                  3,029                 3,158
Other income (expense)                                                  (30)                   (2)
                                                          ------------------      ----------------

Income before provision for income taxes                              7,550                17,801

Provision for income taxes                                            2,567                 6,408
                                                          ------------------      ----------------

Net income                                                  $         4,983         $      11,393
                                                          ==================      ================

Net income per common share                                 $          0.05         $        0.12
                                                          ==================      ================
Weighted average common and common
   equivalent shares outstanding                                100,497,749            96,768,218
                                                          ==================      ================


   The accompanying notes are an integral part of these financial statements.

                               FORE SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   UNAUDITED

                                 (In thousands)

                                                                                           THREE MONTHS ENDED
                                                                                                JUNE 30
                                                                               --------------------------------------
                                                                                    1997                   1996
                                                                               ----------------       ---------------
Cash flows from operating activities:
      Net income                                                                    $  4,983               $ 11,393
      Adjustments to reconcile net income
         to net cash used by operating activities:
             Depreciation and amortization                                             5,514                  3,438
             Deferred income tax benefit                                                (255)                  (749)
             Income tax benefit related to stock options                                  --                  7,577
             Cumulative translation adjustment                                            40                     --
             Change in operating assets and liabilities:
                 Accounts receivable                                                     344                (14,984)
                 Inventories                                                          (3,399)                (8,101)
                 Prepaid expenses and other current assets                            (6,713)                (5,134)
                 Accounts payable                                                     (3,468)                  (188)
                 Accrued liabilities                                                    (527)                 2,646
                 Prepaid income taxes and income taxes payable                         1,648                 (8,667)
                 Accrued merger costs                                                 (1,186)                (9,848)
                 Deferred revenue                                                        (36)                   958
                                                                                    --------               --------
Net cash used by operating activities                                                 (3,055)               (21,659)
                                                                                    --------               --------

Cash flows from investing activities:
      Purchases of short-term investments                                            (48,645)               (54,233)
      Redemption and sale of short-term investments                                   45,312                 21,096
      Capitalization of software development costs                                       (10)                  (182)
      Purchases of fixed assets                                                      (12,817)               (10,056)
                                                                                    --------               --------
Net cash used in investing activities                                                (16,160)               (43,375)
                                                                                    --------               --------

Cash flows from financing activities:
      Principal payments on notes payable and capital lease
         obligations                                                                     (21)                   (43)
      Proceeds from issuance of common stock                                           3,666                  8,346
                                                                                    --------               --------
Net cash provided by financing activities                                              3,645                  8,303
                                                                                    --------               --------

Decrease in cash and cash equivalents                                                (15,570)               (56,731)

Cash and cash equivalents at beginning of period                                     129,424                204,013
                                                                                    --------               --------

Cash and cash equivalents at end of period                                          $113,854               $147,282
                                                                                    ========               ========


   The accompanying notes are an integral part of these financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1997

NOTE 1.  Interim Financial Statements

         The accompanying unaudited interim consolidated financial statements of FORE Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for such period. The results of operations for the three month period ending June 30, 1997 are not necessarily indicative of results which may be achieved for the entire fiscal year ending March 31, 1998. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 as filed with the Securities and Exchange Commission.

NOTE 2.  Inventories (in thousands)

         Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and include raw material components, processing costs and manufacturing overhead costs. Inventories are summarized as follows:

                                         June 30, 1997        March 31, 1997
                                         -------------         --------------
Raw Materials                               $ 20,080               $16,054
Work in Process                                3,752                 5,097
Finished Goods                                30,336                29,618
                                            --------                ------
Total Inventories                           $ 54,168               $50,769
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

         Accordingly, as part of the above lease transaction, the Company pledged $28.7 million, as of June 30, 1997, of securities it holds as collateral for specified obligations of the lessor. In addition, under the terms of the lease, the Company is required to comply with certain financial covenants including the maintenance of a minimum tangible net worth. Other restrictive covenants limit indebtedness and the payment of dividends.

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

NOTE 4.  Legal Proceedings

         In July 1997, the Company was notified that it is a party to four nearly identical class action lawsuits alleging certain violations of federal securities laws by the Company and certain of its officers, who are named as defendants in the suit, arising from alleged misstatements or omissions by the Company. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from October 17, 1996 through April 1, 1997, inclusive. The Company believes the allegations in each complaint are completely without merit and intends to defend these actions vigorously. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.

NOTE 5.  New Accounting Pronouncements

         In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings per share" ("SFAS 128") was issued by the Financial Accounting Standards Board ("FASB"). SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. SFAS 128 is effective for the Company's third quarter of 1998 and will be adopted at that time. Prior periods will be restated. Had the Company determined earnings per share in accordance with SFAS 128, basic earnings per share and diluted earnings per share for the quarter ended June 30, 1997 would have been $.05 and $.05, respectively, as compared to $.13 and $.12, respectively, for the corresponding period in 1996.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company will implement SFAS No. 130 and SFAS No. 131 as required in fiscal 1999 which require the Company to report and display certain information related to comprehensive income and operating segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

GENERAL


      FORE Systems, Inc. (the "Company") is a leader in the design, development, manufacture and sale of high-performance networking products based on Asynchronous Transfer Mode ("ATM") technology. ATM provides significantly greater scalability and total capacity than conventional networking technologies. ATM improves the performance of today's network applications, and also enables new applications, including integrated video, audio and data communications. The Company believes that it currently offers the most comprehensive ATM product line available, including ForeRunner(R) ATM switches for enterprise applications, TNX(TM) ATM switches for service provider applications, PowerHub(R) local area network ("LAN") switches and ES-3810 Ethernet switches for ATM connectivity, ForeRunner(R) ATM adapter cards, CellPath(TM) wide area network ("WAN") multiplexing products for WAN access, ForeThought(TM) internetworking software, ForeView(R) network management software and the StreamRunner(TM) ATM video product line.

     The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

     Certain statements made herein, including, without limitation, statements regarding increased market acceptance of ATM and LAN switching products, statements regarding the Company's pricing strategies and resulting effects on revenue and gross margins and statements regarding the Company's sales and marketing strategies, may be deemed to be forward-looking statements that involve risks and uncertainties. Such statements should be read in conjunction with certain cautionary statements set forth herein and the list of factors set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1997 (the "Form 10-K"). Such factors could cause actual results to differ materially from those expressed in any forward-looking statements contained herein.

QUARTER ENDED JUNE 30, 1997 COMPARED WITH QUARTER ENDED JUNE 30, 1996

     REVENUE. Revenue increased by 14% to $95.4 million in the quarter ended June 30, 1997, from $83.4 million in the quarter ended June 30, 1996. The distribution of revenue from sales to domestic and foreign customers was 71% and 29%, respectively, in the quarter ended June 30, 1997. This compares with 59% and 41%, respectively, in the corresponding quarter in 1996. In the quarter ended June 30, 1997, the distribution of revenue from sales to foreign customers by geographic region was 16%, 4% and 9% for Europe, Pacific Rim and other, respectively. Geographic mix for the corresponding quarter in 1996 was 14%, 22% and 5%, respectively. The increase in domestic revenue dollars was attributable to the increased market acceptance of ATM and LAN switching products. The decrease in foreign revenue in dollars and as a percentage of revenue, was largely attributable to a decrease in sales in Japan. The decrease in Japanese sales is largely attributable to a decrease in sales to the Japanese government, increased competition and slower overall acceptance of ATM technology. In the quarter ended June 30, 1997, the Company experienced slower sales in the Pacific Rim and there can be no assurance that the Company's revenue from international sales will return to or continue to constitute the same historical percentage of revenue as experienced in previous fiscal years. There can be no assurance that revenue from sales of the Company's products will continue to grow at its historical growth rate, given the competitive nature of the market for networking products, the fact that such market is characterized by evolving industry standards, frequent new product introductions and rapid technological development which could render the Company's products noncompetitive or obsolete and the fact that many of the

Company's competitors have significantly greater financial, technological and personnel resources than does the Company. For these and other risk factors affecting the Company, see the list of risk factors set forth in the Form 10-K.

     The Company measures overall unit volume for its switching products based on the number of ATM ports or network connections shipped. The total number of ATM ports shipped in the quarter ended June 30, 1997 was approximately 25,000 as compared with almost 17,000 in the corresponding quarter in 1996. The total installed base of ATM ports as of June 30, 1997 was approximately 185,000 as compared with over 81,000 at June 30, 1996. The total number of LAN switching ports shipped in the quarter ended June 30, 1997 was approximately 107,000 as compared with approximately 44,000 in the previous year's corresponding quarter. The total number of adapter cards shipped in the quarter ended June 30, 1997 was almost 7,100 as compared with approximately 7,500 in the previous year's corresponding quarter. The total installed base of adapter cards as of June 30, 1997 was over 69,000 as compared with over 35,000 as of June 30, 1996. In the quarter ended June 30, 1997, revenue mix, as a percentage of revenue, among ATM switching products, LAN switching products, adapter cards and other revenue (principally service support and development contracts) was 54%, 30%, 4% and 12%, respectively. Revenue mix for the corresponding quarter in 1996 was 49%, 37%, 7% and 7%, respectively. Average selling price per ATM port during the quarter ended June 30, 1997 was $2,100 as compared to $2,400 in the corresponding quarter in 1996. Average selling price per LAN switching port was $270 in the quarter ended June 30, 1997 as compared to $650 in the
corresponding quarter in 1996.   Average selling price for adapter cards
shipped during the quarter ended June 30, 1997 was $525, as compared to $725 in the previous year's quarter ended June 30, 1996. In May of 1996, the Company reduced the price of certain of its ATM switches by up to 40%. The Company reduced the price of certain of its LAN switching products by up to 15% in September 1996. The Company believes that reductions in price per port on ATM and LAN switching products will help stimulate demand for those products. However, many risk factors, including the risk that networking products based on ATM may not achieve broad commercial acceptance, the risk of competition from larger and better financed competitors and the risk that new technologies may render the Company's products obsolete or noncompetitive, may cause actual results to differ.

     GROSS PROFIT. Gross profit increased to $53.2 million or 55.8% as a percentage of revenue in the quarter ended June 30, 1997 as compared to gross profit of $48.4 million or 58.1% as a percentage of revenue in the corresponding quarter in 1996. The dollar increase in gross profit was largely attributable to the increase in revenue. The decline in gross margin percentage primarily resulted from absorbing a higher fixed manufacturing overhead base, principally associated with start-up expenses connected with the Company's new manufacturing operation in Dublin, Ireland. The Company intends to price its products competitively in order to continue to increase revenue and to stimulate demand for its products. In future periods, gross margins may be adversely affected by price competition or changes in sales channels, increases in the costs of goods or changes in the mix of products sold.

     RESEARCH AND DEVELOPMENT. Research and development expense was $15.9 million or 16.7% of revenue in the quarter ended June 30, 1997 as compared to $11.2 million or 13.4% of revenue in the corresponding quarter in 1996. The increase in research and development expense in dollars and as a percentage of revenue was largely attributable to increased hiring of engineering employees, including recruiting expenses, additional engineering costs associated with acquisitions, along with increased purchases of research and development materials. The number of employees of the Company engaged in research and development increased to 420 at June 30, 1997 from 371 at June 30, 1996.

     SALES AND MARKETING. Sales and marketing expense was $27.9 million or 29.3% of revenue for the quarter ended June 30, 1997 as compared to $18.8 million or 22.5% of revenue in the corresponding quarter in 1996. The increase in sales and marketing expense was largely the result of hiring additional sales, marketing and support personnel (including training and documentation)
and increased marketing promotion costs.   The number of employees of the
Company engaged in sales and marketing activities increased to 587 at June 30, 1997 from 486 at June 30, 1996. The Company expects to increase sales and marketing expenses both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence. Such efforts are subject to a number of risk factors, including competition in the networking industry, the timing and nature of any new product introductions by the Company or its competitors, the level of customer demand, and others, and there can be no assurance that such efforts will be successful.

     GENERAL AND ADMINISTRATIVE. General and administrative expense was $4.8 million or 5.0% of revenue in the quarter ended June 30, 1997 as compared to $3.8 million or 4.6% of revenue in the corresponding quarter in 1996. The increase in general and administrative expense was largely due to increased salary costs, increased hiring of administrative staff, including those engaged in systems administration, accounting and human resources and increased costs for professional services. The number of employees of the Company engaged in general and administrative activities increased to 146 at June 30, 1997 from 137 at June 30, 1996. The Company plans to make appropriate expenditures in the general and administrative organization as necessary and does not expect the overall cost as a percentage of revenue to decline significantly in the next twelve months.

     INTEREST INCOME. Interest income, net of interest expense, was $3.0 million in the quarter ended June 30, 1997 as compared to $3.2 million in the corresponding quarter in 1996. The decrease in interest income is principally due to a shift to tax-exempt investments.

     INCOME TAXES. The provision for income taxes was $2.6 million, or an effective rate of 34%, in the quarter ended June 30, 1997 as compared to $6.4 million, or 36%, in the previous year's quarter ended June 30, 1996. The decrease in the effective tax rate is primarily the result of certain tax advantages associated with the opening of the Dublin, Ireland manufacturing facility.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed most of its working capital and capital expenditure requirements to date primarily through cash proceeds from public offerings and cash generated from operations.

     Net cash used by operations was $3.1 million for the quarter ended June 30, 1997. Net cash used by operations was the result of increased prepaid assets and other current assets and inventories, offset by net income. The increase in inventories was due to increased revenue. Net cash used by operations was $21.7 million for the quarter ended June 30, 1996 which resulted from increased accounts receivable and inventories, offset by net income. The increase in accounts receivable and inventories was due to increased revenue. The Company's investing activities to date have been for the purchase of fixed assets to support the Company's growth.

     At June 30, 1997, the Company had cash and cash equivalents of approximately $113.9 million, short-term investments of $173.4 million and an unused line of credit of $20 million.

     During fiscal 1996, the Company entered into arrangements to lease headquarters and operating facilities to be constructed on land purchased by the Company. The facilities have largely been completed and the Company is occupying 200,000 square feet of the facilities while the remaining 100,000 square feet is still under construction. These arrangements include a ten year operating lease pursuant to which the Company has committed to make annual minimum rental payments of approximately $3.4 million commencing in fiscal 1998, and a guarantee by the Company of the repayment of approximately $37 million of the lessor's construction financing for the facilities.

     As part of the lease transaction, the Company, as of March 31, 1997, pledged $28.7 million of marketable securities as collateral for specified obligations of the lessor. The Company is also required to comply with certain financial covenants including the maintenance of a minimum tangible net worth and limitations on the incurrence of debt and the payment of dividends.

     The Company believes that the proceeds from its public offerings, together with its existing sources of liquidity and internally generated cash, will satisfy the Company's projected cash needs through at least the next twelve months. The Company may require additional sources of liquidity to fund future growth, including additional equity offerings or debt financing.

     In July 1997, the Company was notified that it is a party to four nearly identical class action lawsuits alleging certain violations of federal securities laws by the Company and certain of its officers, who are named as defendants in the suit, arising from alleged misstatements or omissions by the Company. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from October 17, 1996 through April 1, 1997, inclusive. The Company believes the allegations in each complaint are completely without merit and intends to defend these actions vigorously. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.

     To date, inflation has not had a material impact on the Company's financial results.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings per share" ("SFAS 128") was issued by the Financial Accounting Standards Board ("FASB"). SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. SFAS 128 is effective for the Company's third quarter of 1998 and will be adopted at that time. Prior periods will be restated. Had the Company determined earnings per share in accordance with SFAS 128, basic earnings per share and diluted earnings per share for the quarter ended June 30, 1997 would have been $.05 and $.05, respectively, as compared to $.13 and $.12, respectively, for the corresponding period in 1996.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company will implement SFAS No. 130 and SFAS No. 131 as required in fiscal 1999 which require the Company to report and display certain information related to comprehensive income and operating segments.


Item 3.           Quantitative and Qualitative Disclosures about Market Risk.

     Not Applicable.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.

         In July 1997, the Company was notified that four separate complaints (Robert K. Bell, et al. v. FORE Systems, Inc., et al., Alexander Haff v. FORE Systems, Inc., et al., Neil Lazzaro v. FORE Systems, Inc., et al. and Oscar Federbusch v. FORE Systems, Inc., et al.) were filed in the United States District Court for the Western District of Pennsylvania alleging certain violations of federal securities laws by the Company and certain of its officers, who are named as defendants in the suit, arising from alleged misstatements or omissions by the Company. Each suit, each of which is identical in nature to the others, was filed as a class action on behalf of the named plaintiffs and others who are purportedly similarly situated. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from October 17, 1996 through April 1, 1997, inclusive. The Company believes the allegations in each complaint are completely without merit and intends to defend these actions vigorously.


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

                  3.2 Second Amended and Restated Bylaws of FORE Systems, Inc. (as amended through March 5, 1997) (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

                  11.1.    Statement regarding Computation of Per
                  Share Earnings.

                  27.1.    Financial Data Schedule.

                  b)       Reports on Form 8-K.

                  On April 21, 1997, the Company filed a report under
                  Item 5 of Form 8-K, dated April 1, 1997, regarding the announcement of preliminary financial results for its fourth fiscal quarter and year ended March 31, 1997.

                  On May 19, 1997, the Company filed a report under
                  Item 5 of Form 8-K, dated April 24, 1997, regarding the announcement of final financial results for its fourth fiscal quarter and year ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FORE SYSTEMS, INC.
                                            (Registrant)


Date:  August 13, 1997                      /s/ ERIC C. COOPER
                                            ------------------------------------
                                            Eric C. Cooper
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Date:  August 13, 1997                      /s/ THOMAS J. GILL
                                            -------------------------------
                                            Thomas J. Gill
                                            Chief Operating Officer, Chief
                                            Financial Officer and Treasurer
                                            (Principal Financial and Chief
                                            Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------

11.1                                Statement Re Computation of Per Share
                                    Earnings

27.1                                Financial Data Schedule