Form 10-Q
period 1997-09-30
FORE SYSTEMS INC /DE/
filed 1997-11-14
CIK 920000

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------
                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________to__________

                         Commission file number 0-24156

                               FORE SYSTEMS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                              25-1628117
-------------------------------                            -------------------
(State or Other Jurisdiction of                              (I.R.S Employer
Incorporation or Organization)                             Identification No.)

          1000 FORE Drive, Warrendale, Pennsylvania         15086-7502
          ------------------------------------------------------------
          (Address of Principal Executive Offices)          (Zip Code)

       Registrant's Telephone Number, Including Area Code: (412) 742-4444
                                                           --------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at October 31, 1997
----------------------------                  -------------------------------
Common Stock, $.01 par value                         99,641,543 Shares

                                   FORM 10-Q

                               FORE SYSTEMS, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               FORE Systems, Inc. Consolidated Balance
               Sheet as of September 30, 1997 and
               March 31, 1997                                              3

               FORE Systems, Inc. Consolidated Statement
               of Income for the three months and
               six months ended September 30, 1997 and 1996                4

               FORE Systems, Inc. Consolidated Statement
               of Cash Flows for the three months and
               six months ended September 30, 1997 and 1996                5

               Notes to Unaudited Consolidated Financial
               Statements                                                  6-7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8-12

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk  12

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                           13

     Item 4.   Submission of Matters to a Vote of Security Holders         13

     Item 6.   Exhibits and Reports on Form 8-K                            14

     Signatures                                                            15

     Exhibit Index                                                         16

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                               FORE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       (UNAUDITED)
                                                                       SEPTEMBER 30,   MARCH 31,
                                                                          1997           1997
                                                                       ---------       ---------
                                     ASSETS

Current assets:
      Cash and cash equivalents                                        $ 153,709       $ 129,424
      Short-term investments                                             144,280         170,258
      Accounts receivable, net of allowance for doubtful
         accounts of $7,498 at September 30, 1997 and
         $4,090 at March 31, 1997                                        101,721          84,997
      Inventories                                                         61,226          50,769
      Deferred income taxes                                               30,267          29,296
      Prepaid income taxes                                                14,145          19,153
      Prepaid expenses and other current assets                           13,537           6,774
                                                                       ---------       ---------
         Total current assets                                            518,885         490,671
Fixed assets, net                                                         59,589          47,906
                                                                       ---------       ---------

                      Total assets                                     $ 578,474       $ 538,577
                                                                       =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                 $  45,621       $  36,919
      Accrued payroll and related costs                                   16,549          13,909
      Other current liabilities                                           14,844          10,230
      Accrued merger costs                                                 2,745           4,869
      Deferred revenue                                                    21,473          18,471
                                                                       ---------       ---------
         Total current liabilities                                       101,232          84,398
                                                                       ---------       ---------

Commitments and contingencies

Stockholders' equity:
      Common stock, par value $.01 per share; 300,000,000
         shares authorized; shares issued:
         99,591,109 at September 30, 1997 and 97,792,458
         at March 31, 1997                                               416,474         405,768
      Retained earnings                                                   65,082          53,130
      Treasury stock, at cost:  120,000 shares                            (3,248)         (3,248)
      Cumulative translation adjustment                                      208              53
      Valuation allowance for short-term investments                      (1,274)         (1,524)
                                                                       ---------       ---------
         Total stockholders' equity                                      477,242         454,179
                                                                       ---------       ---------

                      Total liabilities and stockholders' equity       $ 578,474       $ 538,577
                                                                       =========       =========


   The accompanying notes are an integral part of these financial statements.

                               FORE SYSTEMS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                   UNAUDITED

                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      SEPTEMBER 30                       SEPTEMBER 30
                                               ----------------------------     ----------------------------
                                                    1997            1996             1997            1996
                                               ------------    ------------     ------------    ------------
Revenue                                        $    109,719    $     98,019     $    205,078    $    181,376

Cost of sales                                        48,194          41,646           90,378          76,558
                                               ------------    ------------     ------------    ------------

Gross profit                                         61,525          56,373          114,700         104,818
                                               ------------    ------------     ------------    ------------

Operating expenses:
          Research and development                   17,132          12,619           33,037          23,809
          Sales and marketing                        31,501          21,460           59,439          40,221
          General and administrative                  5,723           4,432           10,504           8,281
                                               ------------    ------------     ------------    ------------
             Total operating expenses                54,356          38,511          102,980          72,311
                                               ------------    ------------     ------------    ------------

Income from operations                                7,169          17,862           11,720          32,507

Interest income, net                                  3,264           3,029            6,293           6,187
Other income (expense)                                  127             (30)              97             (32)
                                               ------------    ------------     ------------    ------------

Income before provision for income taxes             10,560          20,861           18,110          38,662

Provision for income taxes                            3,591           7,510            6,158          13,918
                                               ------------    ------------     ------------    ------------

Net income                                     $      6,969    $     13,351     $     11,952    $     24,744
                                               ============    ============     ============    ============

Net income per common share                    $       0.07    $       0.14     $       0.12    $       0.26
                                               ============    ============     ============    ============
Weighted average common and common
   equivalent shares outstanding                102,519,686      95,931,187      101,508,718      96,349,703
                                               ============    ============     ============    ============


   The accompanying notes are an integral part of these financial statements.

                               FORE SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           SEPTEMBER 30              SEPTEMBER 30
                                                                    -----------------------     -----------------------
                                                                       1997          1996          1997          1996
                                                                    ---------     ---------     ---------     ---------
Cash flows from operating activities:
     Net income                                                     $   6,969     $  13,351     $  11,952     $  24,744
     Adjustments to reconcile net income
         to net cash provided by (used in) operating activities:
            Depreciation and amortization                               6,141         4,345        11,655         7,783
            Deferred income tax benefit                                  (716)         (902)         (971)       (1,651)
            Income tax benefit related to stock options                 1,376         8,609         1,376        16,186
            Cumulative translation adjustment                             115            --           155            --
            Change in operating assets and liabilities:
               Accounts receivable                                    (17,068)      (15,654)      (16,724)      (30,638)
               Inventories                                             (7,058)       (3,849)      (10,457)      (11,950)
               Prepaid expenses and other current assets                  344         4,549        (6,369)         (585)
               Accounts payable                                        12,170           501         8,702           313
               Accrued liabilities                                      7,802          (872)        7,275         1,774
               Prepaid income taxes and income taxes payable            3,360        (3,762)        5,008       (12,429)
               Accrued merger costs                                      (938)       (3,407)       (2,124)      (13,255)
               Deferred revenue                                         3,038          (625)        3,002           333
                                                                    ---------     ---------     ---------     ---------
Net cash provided by (used in) operating activities                    15,535         2,284        12,480       (19,375)
                                                                    ---------     ---------     ---------     ---------

Cash flows from investing activities:
     Purchases of short-term investments                              (50,290)      (91,111)      (98,935)     (145,344)
     Redemption and sale of short-term investments                     79,851        75,616       125,163        96,712
     Capitalization of software development costs                        (575)         (242)         (585)         (424)
     Purchases of fixed assets                                        (10,330)      (10,094)      (23,147)      (20,150)
                                                                    ---------     ---------     ---------     ---------
Net cash provided by (used in) investing activities                    18,656       (25,831)        2,496       (69,206)
                                                                    ---------     ---------     ---------     ---------

Cash flows from financing activities:
     Principal payments on notes payable and capital lease
         obligations                                                       --           (28)          (21)          (71)
     Purchase of treasury stock                                            --        (3,248)           --        (3,248)
     Proceeds from issuance of common stock                             5,664         8,978         9,330        17,324
                                                                    ---------     ---------     ---------     ---------
Net cash provided by financing activities                               5,664         5,702         9,309        14,005
                                                                    ---------     ---------     ---------     ---------

Increase (decrease) in cash and cash equivalents                       39,855       (17,845)       24,285       (74,576)

Cash and cash equivalents at beginning of period                      113,854       147,282       129,424       204,013
                                                                    ---------     ---------     ---------     ---------

Cash and cash equivalents at end of period                          $ 153,709     $ 129,437     $ 153,709     $ 129,437
                                                                    =========     =========     =========     =========


   The accompanying notes are an integral part of these financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997

NOTE 1.  Interim Financial Statements

         The accompanying unaudited interim consolidated financial statements of FORE Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of these results for such periods. The results of operations for the three and six month periods ending September 30, 1997 are not necessarily indicative of results which may be achieved for the entire fiscal year ending March 31, 1998. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 as filed with the Securities and Exchange Commission.

NOTE 2.  Inventories (in thousands)

         Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and include raw material components, processing costs and manufacturing overhead costs. Inventories are summarized as follows:

                        September 30, 1997       March 31, 1997
                        ------------------       --------------
Raw Materials                $ 16,260               $16,054
Work in Process                 8,990                 5,097
Finished Goods                 35,976                29,618
                             --------               -------
Total Inventories            $ 61,226               $50,769
                             ========               =======

NOTE 3.  Lease Commitments

         In December 1995, the Company entered into an agreement to lease headquarters and operating facilities constructed on land which was purchased by the Company. The Company is now occupying the facilities. In October 1997, the lessor finalized permanent financing arrangements for the facilities with a group of lenders. Total amount financed was $41 million. The Company is leasing the facilities under a ten-year operating lease and has options, subject to the lenders' and lessor's consent, to renew the lease for two additional five-year terms. Annual minimum rental payments under the lease are approximately $3.3 million and will commence on April 30, 1998. The Company has guaranteed repayment of up to approximately $32 million of the lenders' financing of the facilities.

         As part of the above lease transaction, the Company pledged $24.3 million, as of October 31, 1997, of securities it holds as collateral for specified obligations of the lessor. In addition, under the terms of the lease, the Company is required to comply with certain financial covenants including the maintenance of a minimum tangible net worth. Other restrictive covenants limit indebtedness and the payment of dividends.

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

NOTE 4.  Legal Proceedings

         In July and August 1997, the Company was notified that it is a party to seven nearly identical class action lawsuits alleging certain violations of federal securities laws by the Company and certain of its officers, who are named as defendants in the suits, arising from alleged misstatements or omissions by the Company. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from October 17, 1996 through April 1, 1997, inclusive. The Company believes the allegations in each complaint are completely without merit and intends to defend these actions vigorously. The court has ordered that the lawsuits be consolidated and that a consolidated amended complaint be filed no later than December 15, 1997. The Company must file a responsive pleading to the consolidated amended complaint no later than January 31, 1998. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.

NOTE 5.  New Accounting Pronouncements

         In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings per share"("SFAS 128") was issued by the Financial Accounting Standards Board ("FASB"). SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. SFAS 128 is effective for the Company's third quarter of 1998 and will be adopted at that time. Prior periods will be restated. Had the Company determined earnings per share in accordance with SFAS 128, basic earnings per share and diluted earnings per share for the quarter ended September 30, 1997 would have been $.07 and $.07, respectively, as compared to $.15 and $.14, respectively, for the corresponding period in 1996. Under SFAS 128, basic earnings per share and diluted earnings per share for the six month period ended September 30, 1997 would have been $.12 and $.12, respectively, as compared to $.28 and $.26, respectively, for the corresponding period in 1996.

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

QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1996

     REVENUE. Revenue increased by 12% to $109.7 million in the quarter ended September 30, 1997, from $98.0 million in the quarter ended September 30, 1996. The distribution of revenue from sales to domestic and foreign customers was 71% and 29%, respectively, in the quarter ended September 30, 1997. This compares with 67% and 33%, respectively, in the corresponding quarter in 1996. In the quarter ended September 30, 1997, the distribution of revenue from sales to foreign customers by geographic region was 17%, 7% and 5% for Europe, Pacific Rim and other, respectively. Geographic mix for the corresponding quarter in 1996 was 11%, 16% and 6%, respectively. Revenue increased by 13% to $205.1 million for the six month period ended September 30, 1997, as compared to $181.4 million in the corresponding six month period in 1996. The distribution of revenue from sales to domestic and foreign customers was 71% and 29%, respectively, in the six month period ended September 30, 1997. This compares with 63% and 37%, respectively, in the corresponding period in 1996. The distribution of revenue from sales to foreign customers by geographic region for the six month period ended September 30, 1997 was 16%, 6% and 7% for Europe, Pacific Rim and other, respectively. Geographic mix for the corresponding six month period in 1996 was 13%, 18% and 6% respectively. The increase in total revenue dollars was attributable to the increased market acceptance of ATM and LAN switching products. The decrease in foreign revenue as a percentage of revenue was largely attributable to a decrease in sales in Japan which were adversely affected by a decrease in sales to the Japanese government, increased competition in Japan and slower overall acceptance of ATM technology in Japan. The principal reason for the decrease in foreign revenue, in dollars and as a percentage, for the six months ended September 30, 1997, was slower sales in Japan. The decrease in Japanese sales during that period is largely attributable to a decrease in sales to the Japanese government, increased competition in Japan and slower overall acceptance of ATM technology in Japan. There can be no assurance that the Company's revenue from international sales will not continue to decline. There can be no assurance that revenue from sales of the Company's products will continue to grow at its historical growth rate, given the competitive nature of the market for networking products, the fact that such market is characterized by evolving industry standards, frequent new product introductions and rapid technological development which could render the Company's products noncompetitive or obsolete and the fact that many of the Company's competitors have significantly greater financial, technological and personnel resources than does the Company. For these and other risk factors affecting the Company, see the list of risk factors set forth in the Form 10-K.

     The Company measures overall unit volume for its switching products based on the number of ATM ports or network connections shipped. The total number of ATM ports shipped in the quarter ended September 30, 1997 was over 33,000, as compared with almost 23,000 in the previous year's corresponding period. The total installed base of ATM ports as of September 30, 1997 was approximately 218,000, as compared with over 104,000 at September 30, 1996. The total number of LAN switching ports shipped in the quarter ended September 30, 1997 was approximately 106,000, as compared with close to 63,000 in the previous year's corresponding period. The total number of adapter cards shipped in the quarter ended September 30, 1997 was over 11,400, as compared with almost 8,400 in the previous year's corresponding period. The total installed base of adapter cards as of September 30, 1997 was over 80,000 as compared with approximately 44,000 at September 30, 1996. In the quarter ended September 30, 1997, revenue mix, as a percentage of revenue, among ATM switching products, LAN switching products, adapter cards and other revenue (principally service support and development contracts) was 57%, 30%, 5% and 8%, respectively. Revenue mix for the corresponding quarter in 1996 was 54%, 33%, 5% and 8%, respectively. Average selling price per ATM port during the quarter ended September 30, 1997 was $1,900, as compared to $2,300 in the corresponding quarter in 1996. Average selling price per LAN switching port was $300 in the quarter ended September 30, 1997 as compared to $500 in the corresponding quarter in 1996. Average selling price for adapter cards shipped during the quarter ended September 30, 1997 was $500, as compared to $650 in the previous year's quarter ended September 30, 1996. In May of 1996, the Company reduced the price of certain of its ATM switches by up to 40%. The Company reduced the price of certain of its LAN switching products by up to 15% in September 1996. The Company believes that reductions in price per port on ATM and LAN switching products will help stimulate demand for those products. However, many risk factors, including the risk that networking products based on ATM may not achieve broad commercial acceptance, the risk of competition from larger and better financed competitors and the risk that new technologies may render the Company's products obsolete or noncompetitive, may cause actual results to differ.

     GROSS PROFIT. Gross profit increased to $61.5 million or 56.1% as a percentage of revenue in the quarter ended September 30, 1997, as compared to gross profit of $56.4 million or 57.5% as a percentage of revenue in the corresponding quarter in 1996. Gross profit of $114.7 million or 55.9% as a percentage of revenue for the six month period ended September 30, 1997, compares to gross profit of $104.8 million or 57.8% as a percentage of revenue during the same period in the previous year. The dollar increase in gross profit was largely attributable to the increase in revenue. The gross margin percentage decline primarily resulted from continued pricing pressure and an increased contribution to the total product mix of low-end LAN switching products. The Company intends to price its products competitively in order to continue to increase revenue and to stimulate demand for its products. In future periods, gross margins may be adversely affected by price competition or changes in sales channels, increases in the costs of goods or changes in the mix of products sold.

     RESEARCH AND DEVELOPMENT. Research and development expense was $17.1 million or 15.6% of revenue in the quarter ended September 30, 1997, as compared to $12.6 million or 12.9% of revenue in the corresponding quarter in 1996. Research and development expense for the six month period ended September 30, 1997 was $33.0 million or 16.1% of revenue, as compared to $23.8 million or 13.1% of revenue in the year ago six month period. The increase in research and development expense in dollars and as a percentage of revenue was largely attributable to increased purchases of research and development materials, additional engineering costs associated with acquisitions, increases in depreciation and increases in salary costs. The number of employees of the Company engaged in research and development increased to 408 at September 30, 1997, from 400 at September 30, 1996.

     SALES AND MARKETING. Sales and marketing expense was $31.5 million or 28.7% of revenue for the quarter ended September 30, 1997, as compared to $21.5 million or 21.9% of revenue in the corresponding quarter in 1996. Sales and marketing expense for the six month period ended September 30, 1997 was $59.4 million or 29.0% of revenue, as compared to $40.2 million or 22.2% of revenue in the year ago six month period. The increase in sales and marketing expense was largely the result of hiring additional sales, marketing and support personnel (including training and documentation), increased salary costs and increased marketing promotion costs. The number of employees of the Company engaged in sales and marketing activities increased to 622 at September 30, 1997, from 551 at September 30, 1996. The Company expects to increase sales and marketing expenses both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence. Such efforts are subject to a number of risk factors, including competition in the networking industry, the timing and nature of any new product introductions by the Company or its competitors, the level of customer demand, the possibility that ATM-based networking products will not achieve continuing market acceptance as competing technologies are introduced by competitors, and other risks, and there can be no assurance that such efforts will be successful.

     GENERAL AND ADMINISTRATIVE. General and administrative expense was $5.7 million or 5.2% of revenue in the quarter ended September 30, 1997, as compared to $4.4 million or 4.5% of revenue in the corresponding quarter in 1996. General and administrative expense for the six month period ended September 30, 1997 was $10.5 million or 5.1% of revenue, as compared to $8.3 million or 4.6% of revenue in the year ago six month period. The increase in general and administrative expense was largely due to increased salary costs, increased hiring of administrative staff, including those engaged in systems administration, accounting and human resources, and increased costs for professional services and depreciation. The number of employees of the Company engaged in general and administrative activities increased to 153 at September 30, 1997, from 142 at September 30, 1996. The Company plans to make appropriate expenditures in the general and administrative organization as necessary and does not expect the overall cost as a percentage of revenue to materially fluctuate in the next twelve months.

     INTEREST INCOME. Interest income, net of interest expense, was $3.3 million and $6.3 million, respectively, in the quarter and six months ended September 30, 1997, as compared to $3.0 million and $6.2 million in the corresponding quarter and six month period in 1996.

     INCOME TAXES. The provision for income taxes was $3.6 million, or an effective rate of 34%, in the quarter ended September 30, 1997, as compared to $7.5 million, or an effective rate 36%, in the previous year's quarter ended September 30, 1996. The provision for income taxes recorded in the six month period ended September 30, 1997 was 6.2 million, or an effective rate of 34%, as compared to

13.9 million, or an effective rate of 36%, in the corresponding six month period in 1996. The decrease in the effective tax rate is primarily the result of certain tax advantages associated with the opening of the Company's new manufacturing facility in Dublin, Ireland.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed most of its working capital and capital expenditure requirements to date primarily through cash proceeds from public offerings and cash generated from operations.

     Net cash provided by operations was $12.5 million for the six month period ended September 30, 1997. Net cash provided by operations was the result of net income and increases to accounts payable and accrued liabilities offset by increases to accounts receivable, prepaid expenses and other current assets and inventories. The increase in accounts receivable and inventories was due to increased revenue. Cash used by operations was $19.4 million for the six months ended September 30, 1996, which resulted from increased accounts receivable and inventories and decreases in accrued merger costs and prepaid income taxes and income taxes payable, offset by net income and increased current liabilities. The Company's investing activities to date have been primarily for the purchase of fixed assets to support the Company's growth.

     At September 30, 1997, the Company had cash and cash equivalents of approximately $153.7 million, short-term investments of $144.3 million and an unused line of credit of $20 million.

     In December 1995, the Company entered into an agreement to lease headquarters and operating facilities constructed on land which was purchased by the Company. The Company is now occupying the facilities. In October 1997, the lessor finalized permanent financing arrangements for the facilities with a group of lenders. Total amount financed was $41 million. The Company is leasing the facilities under a ten-year operating lease and has options, subject to the lenders' and lessor's consent, to renew the lease for two additional five-year terms. Annual minimum rental payments under the lease are approximately $3.3 million and will commence on April 30, 1998. The Company has guaranteed repayment of up to approximately $32 million of the lenders' financing of the facilities.

     As part of the above lease transaction, the Company pledged $24.3 million, as of October 31, 1997, of securities it holds as collateral for specified obligations of the lessor. In addition, under the terms of the lease, the Company is required to comply with certain financial covenants including the maintenance of a minimum tangible net worth. Other restrictive covenants limit indebtedness and the payment of dividends.

     The Company believes that the proceeds from its public offerings, together with its existing sources of liquidity and internally generated cash, will satisfy the Company's projected cash needs through at least the next twelve months. The Company may require additional sources of liquidity to fund future growth, including additional equity offerings or debt financing.

     In July and August 1997, the Company was notified that it is a party to seven nearly identical class action lawsuits alleging certain violations of federal securities laws by the Company and certain of its officers, who are named as defendants in the suits, arising from alleged misstatements or omissions by the Company. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from October 17, 1996 through April 1, 1997, inclusive. The Company believes the allegations in each complaint are completely without merit and intends to defend these actions vigorously. The court has ordered that the lawsuits be consolidated and that a consolidated amended complaint be filed no later than December 15, 1997. The Company must file a responsive pleading to the consolidated amended complaint no later than January 31, 1998. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.

     To date, inflation has not had a material impact on the Company's financial results.

NEW ACCOUNTING PRONOUNCEMENTS

      In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings per share"("SFAS 128") was issued by the Financial Accounting Standards Board ("FASB"). SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company.

      Under SFAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. SFAS 128 is effective for the Company's third quarter of 1998 and will be adopted at that time. Prior periods will be restated. Had the Company determined earnings per share in accordance with SFAS 128, basic earnings per share and diluted earnings per share for the quarter ended September 30, 1997 would have been $.07 and $.07, respectively, as compared to $.15 and $.14, respectively, for the corresponding period in 1996. Under SFAS 128, basic earnings per share and diluted earnings per share for the six month period ended September 30, 1997 would have been $.12 and $.12, respectively, as compared to $.28 and $.26, respectively, for the corresponding period in 1996.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     Not Applicable.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          In July and August of 1997, the Company was notified that seven separate complaints (Robert K. Bell, et al. v. FORE Systems, Inc., et al., Alexander Haff v. FORE Systems, Inc., et al., Neil Lazzaro v. FORE Systems, Inc., et al., Oscar Federbusch v. FORE Systems, Inc., et al., Meridian Capital Funding, Inc. v. FORE Systems, Inc., et al., Ray Chiostri v. FORE Systems, Inc., et al., and Rita M. Davidson v. FORE Systems, Inc., et al.) were filed in the United States District Court for the Western District of Pennsylvania alleging certain violations of federal securities laws by the Company and certain of its officers, who are named as defendants in the suits, arising from alleged misstatements or omissions by the Company. Each suit, each of which is identical in nature to the others, was filed as a class action on behalf of the named plaintiffs and others who are purportedly similarly situated. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from October 17, 1996 through April 1, 1997, inclusive. The Company believes the allegations in each complaint are completely without merit and intends to defend these actions vigorously. The court has ordered that the lawsuits be consolidated and that a consolidated amended complaint be filed no later than December 15, 1997. The Company must file a responsive pleading to the consolidated amended complaint no later than January 31, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The 1997 Annual Meeting of Stockholders of the Company was held on Thursday, July 31, 1997.

         (b) Not applicable, pursuant to Instruction 3 to Item 4 of this Form 10-Q.

         (c) A description of the matters voted upon at the meeting along with an indication of the results of the votes on such matters are set forth below:

               1. The election of two class I directors to serve for a term of three years and until their respective successors are duly elected and qualified:

                                         Votes           Authority
                                          For             Withheld
                                          ---             --------

                   Eric C. Cooper      82,210,090       2,342,825
                   Onat Menzilcioglu   82,205,466       2,347,449

               2. Ratification of the selection of Price Waterhouse LLP, independent accountants, to audit the books and accounts of the Company for the year ending March 31, 1998: For:
                   83,894,986; Against: 192,002; Abstentions: 465,927.

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

         10.1 Amendment No. 1 to the Participation Agreement, dated as of October 31, 1997, by and among FORE Systems, Inc., Wilmington Trust Company, Mellon Financial Services Corporation #4 and Mellon Bank, N.A.

         10.2 Amendment No. 1 to the Guaranty Agreement, dated as of October 31, 1997, by and among FORE Systems Holding Corporation, Mellon Financial Services Corporation #4 and Mellon Bank, N.A.

         10.3 Amended and Restated Pledge and Security Agreement, dated as of October 31, 1997, by and among FORE Systems Holding Corporation, FORE Systems, Inc., Mellon Financial Services Corporation #4 and Mellon Bank, N.A.

         10.4 Pledge and Security Agreement - B (Refinancing), dated as of October 31, 1997, by and among FORE Systems Holding Corporation, FORE Systems, Inc., Mellon Financial Services Corporation #4 and Mellon Bank, N.A.

         10.5 Confirmation of Guaranty, dated as of October 31, 1997, by and among FORE Systems, Inc., Mellon Bank, N.A. and Mellon Financial Services Corporation #4.

         11.1. Statement regarding Computation of Per Share Earnings.

         27.1. Financial Data Schedule.

         b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FORE SYSTEMS, INC.
                                   (Registrant)

Date: November 14, 1997            /s/  Eric C. Cooper
                                   -------------------------
                                        Eric C. Cooper
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

Date: November 14, 1997            /s/  Thomas J. Gill
                                   -------------------------
                                        Thomas J. Gill
                                        Chief Operating Officer,
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial and Chief
                                        Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.           Description
   10.1               Amendment No. 1 to the Participation Agreement, dated as of
                      October 31, 1997, by and among FORE Systems, Inc.,
                      Wilmington Trust Company, Mellon Financial Services
                      Corporation #4 and Mellon Bank, N.A.

   10.2               Amendment No. 1 to the Guaranty Agreement, dated as of
                      October 31, 1997, by and among FORE Systems Holding
                      Corporation, Mellon Financial Services Corporation #4 and
                      Mellon Bank, N.A.

   10.3               Amended and Restated Pledge and Security Agreement, dated as of
                      October 31, 1997, by and among FORE Systems Holding
                      Corporation, FORE Systems, Inc., Mellon Financial Services
                      Corporation #4 and Mellon Bank, N.A.

   10.4 Pledge and Security Agreement - B (Refinancing), dated as of October 31, 1997, by and among FORE Systems Holding
                      Corporation, FORE Systems, Inc., Mellon Financial Services
                      Corporation #4 and Mellon Bank, N.A.

   10.5               Confirmation of Guaranty, dated as of October 31, 1997, by and among FORE Systems, Inc., Mellon Bank, N.A. and Mellon
                      Financial Services Corporation #4.

   11.1               Statement Re Computation of per Share Earnings

   27.1               Financial Data Schedule