Form 10-Q
period 1997-12-31
FORE SYSTEMS INC /DE/
filed 1998-02-13
CIK 920000

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

                For the quarterly period ended December 31, 1997

                                       OR

           [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from _________to__________

                         Commission file number 0-24156

                               FORE SYSTEMS, INC.
            -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                 25-1628117
   ------------------------------                 -------------------
  (State or Other Jurisdiction of                  (I.R.S Employer
   Incorporation or Organization)                 Identification No.)

              1000 FORE Drive, Warrendale, Pennsylvania 15086-7502
       -----------------------------------------------------------------
       (Address of Principal Executive Offices)               (Zip Code)

       Registrant's Telephone Number, Including Area Code: (724) 742-4444

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                              Outstanding at January 31, 1998
----------------------------               -------------------------------
Common Stock, $.01 par value                         99,867,294 Shares

                                    FORM 10-Q

                               FORE SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                         Page
                                                                        Number

PART I.         FINANCIAL INFORMATION

      Item 1.   Financial Statements

                FORE Systems, Inc. Consolidated Balance
                Sheet as of December 31, 1997 and
                March 31, 1997                                             3

                FORE Systems, Inc. Consolidated Statement
                of Income for the three months and
                nine months ended December 31, 1997 and 1996               4

                FORE Systems, Inc. Consolidated Statement
                of Cash Flows for the three months and
                nine months ended December 31, 1997 and 1996               5

                Notes to Unaudited Consolidated Financial
                Statements                                                 6-8

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations              9-13

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk 13

PART II.        OTHER INFORMATION

      Item 1.   Legal Proceedings                                          14

      Item 6.   Exhibits and Reports on Form 8-K                           15

      Signatures                                                           16

      Exhibit Index                                                        17

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                               FORE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                        (In thousands, except share data)






                                                                     (Unaudited)
                                                                     December 31,  March 31,
                                                                        1997          1997
                                                                     ---------     ---------


                                    ASSETS
Current assets:
      Cash and cash equivalents                                      $ 129,157     $ 129,424
      Short-term investments                                           176,616       170,258
      Accounts receivable, net of allowance for doubtful
        accounts of $7,498 at December 31, 1997 and
        $4,090 at March 31, 1997                                        97,613        84,997
      Inventories                                                       62,920        50,769
      Deferred income taxes                                             31,006        29,296
      Prepaid income taxes                                               8,641        19,153
      Prepaid expenses and other current assets                         12,873         6,774
                                                                     ---------     ---------
        Total current assets                                           518,826       490,671
Fixed assets, net                                                       66,884        47,906
                                                                     ---------     ---------

                     Total assets                                    $ 585,710     $ 538,577
                                                                     =========     =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                               $  35,098     $  36,919
      Accrued payroll and related costs                                 15,966        13,909
      Other current liabilities                                         16,992        10,230
      Accrued merger costs                                               2,274         4,869
      Deferred revenue                                                  25,333        18,471
                                                                     ---------     ---------
        Total current liabilities                                       95,663        84,398
                                                                     ---------     ---------

Commitments and contingencies

Stockholders' equity:
      Common stock, par value $.01 per share; 300,000,000
        shares authorized; shares issued:
        99,864,873 at December 31, 1997 and 97,792,458
        at March 31, 1997                                              419,958       405,768
      Retained earnings                                                 75,132        53,130
      Treasury stock, at cost:  120,000 shares                          (3,248)       (3,248)
      Cumulative translation adjustment                                   (215)           53
      Valuation allowance for short-term investments                    (1,580)       (1,524)
                                                                     ---------     ---------
        Total stockholders' equity                                     490,047       454,179
                                                                     ---------     ---------

                     Total liabilities and stockholders' equity      $ 585,710     $ 538,577
                                                                     =========     =========




   The accompanying notes are an integral part of these financial statements.

                                FORE SYSTEMS, INC

                        CONSOLIDATED STATEMENT OF INCOME

                                    UNAUDITED

                 (In thousands, except share and per-share data)





                                                Three months ended         Nine months ended
                                                    December 31               December 31
                                               ----------------------     ---------------------
                                                  1997         1996         1997         1996
                                                --------     --------     --------     --------

Revenue                                         $122,083     $112,645     $327,161     $294,021

Cost of sales                                     53,944       48,486      144,322      125,044
                                                --------     --------     --------     --------

Gross profit                                      68,139       64,159      182,839      168,977
                                                --------     --------     --------     --------

Operating expenses:
          Research and development                17,765       14,846       50,802       38,655
          Sales and marketing                     32,577       25,417       92,016       65,638
          General and administrative               6,182        4,790       16,686       13,071
          Merger-related                              --        1,747           --        1,747
                                                --------     --------     --------     --------
            Total operating expenses              56,524       46,800      159,504      119,111
                                                --------     --------     --------     --------

Income from operations                            11,615       17,359       23,335       49,866

Interest income, net                               3,413        3,262        9,706        9,449
Other income, net                                    199          136          296          104
                                                --------     --------     --------     --------

Income before provision for income taxes          15,227       20,757       33,337       59,419

Provision for income taxes                         5,177        7,918       11,335       21,836
                                                --------     --------     --------     --------

Net income                                      $ 10,050     $ 12,839     $ 22,002     $ 37,583
                                                ========     ========     ========     ========

Net income per share - basic                    $   0.10     $   0.14     $   0.22     $   0.42
                                                ========     ========     ========     ========

Net income per share - diluted                  $   0.10     $   0.13     $   0.22     $   0.38
                                                ========     ========     ========     ========



   The accompanying notes are an integral part of these financial statements.

                               FORE SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   UNAUDITED

                                 (In thousands)





                                                                               Three months ended           Nine months ended
                                                                                   December 31                 December 31
                                                                            ------------------------      ------------------------
                                                                               1997           1996           1997           1996
                                                                            ---------      ---------      ---------      ---------


Cash flows from operating activities:
      Net income                                                           $  10,050      $  12,839      $  22,002      $  37,583
      Adjustments to reconcile net income
         to net cash provided by (used in) operating activities:
             Depreciation and amortization                                     6,915          4,418         18,570         12,201
             Deferred income tax benefit                                        (739)          (700)        (1,710)        (2,351)
             Income tax benefit related to stock options                          --          2,484          1,376         18,670
             Cumulative translation adjustment                                  (423)            --           (268)            --
             Change in operating assets and liabilities:
                 Accounts receivable                                           4,108         (7,522)       (12,616)       (38,160)
                 Inventories                                                  (1,694)        (2,723)       (12,151)       (14,673)
                 Prepaid expenses and other current assets                       935         (1,130)        (5,434)        (1,715)
                 Accounts payable                                            (10,523)        (5,693)        (1,821)        (5,380)
                 Accrued liabilities                                           1,565          3,282          8,840          5,056
                 Prepaid income taxes and income taxes payable                 5,504          1,105         10,512        (11,324)
                 Accrued merger costs                                           (471)          (389)        (2,595)       (13,644)
                 Deferred revenue                                              3,860          4,741          6,862          5,074
                                                                           ---------      ---------      ---------      ---------
Net cash provided by (used in) operating activities                           19,087         10,712         31,567         (8,663)
                                                                           ---------      ---------      ---------      ---------
Cash flows from investing activities:
      Purchases of short-term investments                                    (53,775)       (75,164)      (152,710)      (220,508)
      Redemption and sale of short-term investments                           21,133         55,129        146,296        151,841
      Capitalization of software development costs                              (527)           (93)        (1,112)          (517)
      Net cash from merger-related activity                                       --             28             --             28
      Purchases of fixed assets                                              (13,954)        (7,740)       (37,101)       (27,890)
                                                                           ---------      ---------      ---------      ---------
Net cash used in investing activities                                        (47,123)       (27,840)       (44,627)       (97,046)
                                                                           ---------      ---------      ---------      ---------

Cash flows from financing activities:
      Principal payments on notes payable and capital lease
         obligations                                                              --            (19)           (21)           (90)
      Purchase of treasury stock                                                  --             --             --         (3,248)
      Proceeds from issuance of common stock                                   3,484         11,917         12,814         29,241
                                                                           ---------      ---------      ---------      ---------
Net cash provided by financing activities                                      3,484         11,898         12,793         25,903
                                                                           ---------      ---------      ---------      ---------

Decrease in cash and cash equivalents                                        (24,552)        (5,230)          (267)       (79,806)

Cash and cash equivalents at beginning of period                             153,709        129,437        129,424        204,013
                                                                           ---------      ---------      ---------      ---------

Cash and cash equivalents at end of period                                 $ 129,157      $ 124,207      $ 129,157      $ 124,207
                                                                           =========      =========      =========      =========



   The accompanying notes are an integral part of these financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1997

NOTE 1.  Interim Financial Statements

         The accompanying unaudited interim consolidated financial statements of FORE Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of these results for such periods. The results of operations for the three and nine month periods ending December 31, 1997 are not necessarily indicative of results which may be achieved for the entire fiscal year ending March 31, 1998. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 as filed with the Securities and Exchange Commission.

NOTE 2.  Inventories (in thousands)

         Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and include raw material components, processing costs and manufacturing overhead costs. Inventories are summarized as follows:



                                  December 31, 1997     March 31, 1997
                                  -----------------     --------------
Raw Materials                          $13,848              16,054
Work in Process                          9,275               5,097
Finished Goods                          39,797              29,618
                                       -------             -------
Total Inventories                      $62,920             $50,769
                                       =======             =======




NOTE 3.  Lease Commitments

         In December 1995, the Company entered into an agreement to lease headquarters and operating facilities constructed on land which was purchased by the Company. The Company is now occupying the facilities. In October 1997, the lessor finalized permanent financing arrangements for the facilities with a group of lenders. The total amount financed was $41 million. The Company is leasing the facilities under a ten-year operating lease and has options, subject to the lenders' and lessor's consent, to renew the lease for two additional five-year terms. Annual minimum rental payments under the lease are approximately $3.3 million and will commence on April 30, 1998. The Company has guaranteed repayment of up to approximately $32 million of the lenders' financing of the facilities.

         As part of the above lease transaction, the Company pledged $28.7 million, as of December 31, 1997, of securities it holds as collateral for specified obligations of the lessor. In addition, under the terms of the lease, the Company is required to comply with certain financial covenants including the maintenance of a minimum tangible net worth. Other restrictive covenants limit indebtedness and the payment of dividends.

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

NOTE 4.  Legal Proceedings

         In July and August 1997, the Company was notified that it was a party to seven nearly identical class action lawsuits alleging certain violations of federal securities laws by the Company and certain of its officers, who were named as defendants in the suits, arising from alleged misstatements or omissions by the Company. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from October 17, 1996 through April 1, 1997, inclusive. Pursuant to court order, the lawsuits were consolidated and a consolidated amended complaint was filed by the lead plaintiffs on December 31, 1997. The Company believes the allegations in the consolidated amended complaint are completely without merit and intends to defend these actions vigorously. The Company must file a responsive pleading to the consolidated amended complaint no later than February 17, 1998. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.

NOTE 5.  New Accounting Pronouncements

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company will implement SFAS No. 130 and SFAS No. 131, which require the Company to report and display certain information related to comprehensive income and operating segments, as required in fiscal 1999.

NOTE 6.  Earnings Per Share

         In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings per share"("SFAS 128") was issued by the Financial Accounting Standards Board ("FASB"). SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. Common share equivalents consisting of common shares issuable on exercise of outstanding options are computed using the treasury method.




(In thousands except per            THREE MONTHS ENDED                 THREE MONTHS ENDED
share data)                         DECEMBER 31, 1997                  DECEMBER 31, 1996
                                    ------------------                 ------------------

                                                         PER                           PER
                                    INCOME    SHARES    SHARE       INCOME   SHARES   SHARE
                                    ------    ------    -----       ------   ------   -----

BASIC EARNINGS PER SHARE
   Income available to common
     Stockholders                    $10,050   99,564    $.10       $12,839   92,278   $.14
                                     =======             ====       =======            ====
EFFECT OF DILUTIVE SECURITIES
   Stock options                                2,969                         10,256
                                                -----                         ------
DILUTED EARNINGS PER SHARE
   Income available to common
     Stockholders                    $10,050  102,533    $.10       $12,839  102,534   $.13
                                     =======  =======    ====       =======  =======   ====


                                        NINE MONTHS ENDED                  NINE MONTHS ENDED
                                        DECEMBER 31, 1997                  DECEMBER 31, 1996
                                        -----------------                  -----------------
                                                        PER                                  PER
                                    INCOME     SHARES   SHARE          INCOME     SHARES     SHARE
                                    ======     ======   =====          ======     ======     =====
BASIC EARNINGS PER SHARE
   Income available to common
     Stockholders                   $22,002    99,000   $ .22          $37,583     90,323    $ .42
                                    =======             =====          =======               =====

EFFECT OF DILUTIVE SECURITIES
   Stock options
                                                2,850                               8,088
                                                -----                               -----
DILUTED EARNINGS PER SHARE
   Income available to common
     Stockholders                   $22,002   101,850   $ .22          $37,583     98,411    $ .38
                                    =======   =======   =====          =======     ======    =====

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

QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1996

     REVENUE. Revenue increased by 8% to $122.1 million in the quarter ended December 31, 1997, from $112.6 million in the quarter ended December 31, 1996. The distribution of revenue from sales to domestic and foreign customers was 68% and 32%, respectively, in the quarter ended December 31, 1997. This compares with 54% and 46%, respectively, in the corresponding quarter in 1996. In the quarter ended December 31, 1997, the distribution of revenue from sales to foreign customers by geographic region was 20%, 9% and 3% for Europe, Pacific Rim and other, respectively. Geographic mix for the corresponding quarter in 1996 was 21%, 17% and 8%, respectively. Revenue increased by 11% to $327.2 million for the nine month period ended December 31, 1997, as compared to $294.0 million in the corresponding nine month period in 1996. The distribution of revenue from sales to domestic and foreign customers was 70% and 30%, respectively, in the nine month period ended December 31, 1997. This compares with 60% and 40%, respectively, in the corresponding period in 1996. The distribution of revenue from sales to foreign customers by geographic region for the nine month period ended December 31, 1997 was 18%, 7% and 5% for Europe, Pacific Rim and other, respectively. Geographic mix for the corresponding nine month period in 1996 was 16%, 18% and 6%, respectively. The increase in total revenue dollars was attributable to the increased market acceptance of ATM and LAN switching products in certain geographic areas. The decrease in foreign revenue in
                                       -9-
dollars and as a percentage of revenue, for the three and nine month period ended December 31, 1997, was largely attributable to a decrease in sales in Japan which were adversely affected by a decrease in sales to the Japanese government, increased competition in Japan and slower overall acceptance of ATM technology in Japan. There can be no assurance that the Company's revenue from international sales will not continue to decline. There can be no assurance that revenue from sales of the Company's products will continue to grow, given the competitive nature of the market for networking products, the fact that such market is characterized by evolving industry standards, frequent new product introductions and rapid technological development which could render the Company's products noncompetitive or obsolete and the fact that many of the Company's competitors have significantly greater financial, technological and personnel resources than does the Company. There can be no assurance that the Company can continue to develop and introduce new products. The Company announced in January 1997 that it planned to introduce a complete line of products based on multi-service WAN adaptation and concentration technology for the service provider market, including high density carrier-class access technology, but such introduction has now been delayed until the first half of calendar 1999, at the earliest. There can be no assurance that such products will be introduced or, if they are introduced, that they will be successful in the marketplace. For these and other risk factors affecting the Company, see the list of risk factors set forth in the Form 10-K.

     The Company measures overall unit volume for its switching products based on the number of ATM ports or network connections shipped. The total number of ATM ports shipped in the quarter ended December 31, 1997 was over 45,000, as compared with over 30,000 in the previous year's corresponding period. The total installed base of ATM ports as of December 31, 1997 was over 263,000, as compared with over 134,000 at December 31, 1996. The total number of LAN switching ports shipped in the quarter ended December 31, 1997 was approximately 135,000, as compared with over 87,000 in the previous year's corresponding period. The total number of adapter cards shipped in the quarter ended December 31, 1997 was over 12,700, as compared with almost 9,300 in the previous year's corresponding period. The total installed base of adapter cards as of December 31, 1997 was over 93,000 as compared with over 53,000 at December 31, 1996. In the quarter ended December 31, 1997, revenue mix, as a percentage of revenue, among ATM switching products, LAN switching products, adapter cards and other revenue (principally service support and development contracts) was 59%, 28%, 4% and 9%, respectively. Revenue mix for the corresponding quarter in 1996 was 51%, 35%, 5% and 9%, respectively. Average selling price per ATM port during the quarter ended December 31, 1997 was $1,600, as compared to $1,900 in the corresponding quarter in 1996. Average selling price per LAN switching port was $300 in the quarter ended December 31, 1997 as compared to $500 in the corresponding quarter in 1996. Average selling price for adapter cards shipped during the quarter ended December 31, 1997 was $400, as compared to $600 in the previous year's quarter ended December 31, 1996. In May of 1996, the Company reduced the price of certain of its ATM switches by up to 40%. The Company reduced the price of certain of its LAN switching products by up to 15% in September 1996. In January of 1998, the Company reduced the price of certain of its ATM workgroup products by up to 40%. The Company believes that reductions in price per port on ATM and LAN switching products will help stimulate demand for those products. However, many risk factors, including the risk that networking products based on ATM may not achieve broad commercial acceptance, the risk of competition from larger and better financed competitors and the risk that new technologies may render the Company's products obsolete or noncompetitive, may cause actual results to differ.

     GROSS PROFIT. Gross profit increased to $68.1 million or 55.8% as a percentage of revenue in the quarter ended December 31, 1997, as compared to gross profit of $64.2 million or 57.0% as a percentage of revenue in the corresponding quarter in 1996. Gross profit of $182.8 million or 55.9% as a percentage of revenue for the nine month period ended December 31, 1997, compares to gross profit of $169.0 million or 57.5% as a percentage of revenue during the same period in the previous year. The dollar increase in gross profit was largely attributable to the increase in revenue. The gross margin percentage decline primarily resulted from an increased contribution in product mix from workgroup and desktop products for both ATM and Ethernet. The Company intends to price its products competitively in order to continue to increase revenue and to stimulate demand for its products. In future periods, gross margins may be adversely affected by price competition or changes in sales channels, increases in the costs of goods or changes in the mix of products sold.

     RESEARCH AND DEVELOPMENT. Research and development expense was $17.8 million or 14.5% of revenue in the quarter ended December 31, 1997, as compared to $14.8 million or 13.2% of revenue in the corresponding quarter in 1996. Research and development expense for the nine month period ended December 31, 1997 was $50.8 million or 15.6% of revenue, as compared to $38.7 million or 13.2% of revenue in the year ago nine month period. The increase in research and development expense in dollars and as a percentage of revenue was largely attributable to increased purchases of research and development materials, additional engineering costs associated with the development of products and technologies of companies acquired by the Company in 1996, in particular, access concentrator products the release of which has been delayed until the first half of calendar 1999 at the earliest, and increases in depreciation. The number of employees of the Company engaged in research and development decreased to 415 at December 31, 1997, from 455 at December 31, 1996.

     SALES AND MARKETING. Sales and marketing expense was $32.6 million or 26.7% of revenue for the quarter ended December 31, 1997, as compared to $25.4 million or 22.6% of revenue in the corresponding quarter in 1996. Sales and marketing expense for the nine month period ended December 31, 1997 was $92.0 million or 28.1% of revenue, as compared to $65.6 million or 22.3% of revenue in the year ago nine month period. The increase in sales and marketing expense was largely the result of hiring additional sales, marketing and support personnel (including training and documentation) and increased salary costs. The number of employees of the Company engaged in sales and marketing activities increased to 725 at December 31, 1997, from 576 at December 31, 1996. The Company expects to increase sales and marketing expenses in dollars both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence. Such efforts are subject to a number of risk factors, including competition in the networking industry, the timing and nature of any new product introductions by the Company or its competitors, the level of customer demand, the possibility that ATM-based networking products will not achieve continuing market acceptance as competing technologies are introduced by competitors, and other risks, and there can be no assurance that such efforts will be successful.

     GENERAL AND ADMINISTRATIVE. General and administrative expense was $6.2 million or 5.1% of revenue in the quarter ended December 31, 1997, as compared to $4.8 million or 4.2% of revenue in the corresponding quarter in 1996. General and administrative expense for the nine month period ended December 31, 1997 was $16.7 million or 5.1% of revenue, as compared to $13.1 million or 4.4% of revenue in the year ago nine month period. The increase in general and administrative expense was largely due to increased salary costs, increased hiring of administrative staff, including those engaged in systems administration, accounting and human resources, and increased costs for professional services and depreciation. The number of employees of the Company engaged in general and administrative activities increased to 167 at December 31, 1997, from 152 at December 31, 1996. The Company plans to make appropriate expenditures in the general and administrative organization as necessary.

     INTEREST INCOME. Interest income, net of interest expense, was $3.4 million and $9.7 million, respectively, in the quarter and nine months ended December 31, 1997, as compared to $3.3 million and $9.4 million in the corresponding quarter and nine month period in 1996.

     INCOME TAXES. The provision for income taxes was $5.2 million, or an effective rate of 34%, in the quarter ended December 31, 1997, as compared to $7.9 million, or an effective rate of 38%, in the previous year's quarter ended December 31, 1996. The provision for income taxes recorded in the nine month period ended December 31, 1997 was $11.3 million, or an effective rate of 34%, as compared to $21.8 million, or an effective rate of 37%, in the corresponding nine month period in 1996. The decrease in the effective tax rate is primarily the result of certain tax advantages associated with the May 1997 opening of the Company's manufacturing facility in Dublin, Ireland.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed most of its working capital and capital expenditure requirements to date primarily through cash proceeds from public offerings and cash generated from operations.

     Net cash provided by operations was $31.6 million for the nine month period ended December 31, 1997. Net cash provided by operations was the result of net income and increases in income taxes payable, net of prepaid income taxes and accrued liabilities offset by increases in accounts receivable, inventories and prepaid expenses and other current assets. The increases in accounts receivable and inventories were due to increased revenue. Cash used by operations was $8.7 million for the nine months ended December 31, 1996, which resulted from increased accounts receivable and inventories and a decrease in accrued merger costs, offset by net income and increased current liabilities. The Company's long-term investing activities to date have been primarily for the purchase of fixed assets to support the Company's growth.

     At December 31, 1997, the Company had cash and cash equivalents of approximately $129.2 million, short-term investments of $176.6 million and an unused line of credit of $20 million.

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

     As part of the above lease transaction, the Company pledged $28.7 million, as of December 31, 1997, of securities it holds as collateral for specified obligations of the lessor. In addition, under the terms of the lease, the Company is required to comply with certain financial covenants including the maintenance of a minimum tangible net worth. Other restrictive covenants limit indebtedness and the payment of dividends.

     The Company believes that the proceeds from its public offerings, together with its existing sources of liquidity and internally generated cash, will satisfy the Company's projected cash needs through at least the next twelve months. The Company may require additional sources of liquidity to fund future growth, including additional equity offerings or debt financing.

       In July and August 1997, the Company was notified that it was a party to seven nearly identical class action lawsuits alleging certain violations of federal securities laws by the Company and certain of its officers, who were named as defendants in the suits, arising from alleged misstatements or omissions by the Company. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from October 17, 1996 through April 1, 1997, inclusive.

       Pursuant to court order, the lawsuits were consolidated and a consolidated amended complaint was filed by the lead plaintiffs on December 31, 1997. The Company believes the allegations in the consolidated amended complaint are completely without merit and intends to defend these actions vigorously. The Company must file a responsive pleading to the consolidated amended complaint no later than February 17, 1998. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.

     To date, inflation has not had a material impact on the Company's financial results.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company will implement SFAS No. 130 and SFAS No. 131, which require the Company to report and display certain information related to comprehensive income and operating segments, as required in fiscal 1999.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

     Not Applicable.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         In July and August of 1997, the Company was notified that seven separate complaints (Robert K. Bell, et al. v. FORE Systems, Inc., et al., Alexander Haff v. FORE Systems, Inc., et al., Neil Lazzaro v. FORE Systems, Inc., et al., Oscar Federbusch v. FORE Systems, Inc., et al., Meridian Capital Funding, Inc. v. FORE Systems, Inc., et al., Ray Chiostri v. FORE Systems, Inc., et al., and Rita M. Davidson v. FORE Systems, Inc., et al.) were filed in the United States District Court for the Western District of Pennsylvania alleging certain violations of federal securities laws by the Company and certain of its officers, who are named as defendants in the suits, arising from alleged misstatements or omissions by the Company. Each suit, each of which is identical in nature to the others, was filed as a class action on behalf of the named plaintiffs and others who are purportedly similarly situated. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from October 17, 1996 through April 1, 1997, inclusive. Pursuant to court order, the lawsuits were consolidated and a consolidated amended complaint was filed by the lead plaintiffs on December 31, 1997. The Company must file a responsive pleading to the consolidated amended complaint no later than February 17, 1998. The Company believes the allegations in the consolidated amended complaint are completely without merit and intends to defend these actions vigorously.

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

           11.1.    Statement regarding Computation of Per Share Earnings.

           27.1.    Financial Data Schedule.

           b)       Reports on Form 8-K.

           The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FORE SYSTEMS, INC.
                                 (Registrant)


Date:  February 13, 1998         /s/   Thomas J. Gill
                                 --------------------
                                 Thomas J. Gill
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)





Date: February 13, 1998          /s/   Gary J. Brunner
                                 ---------------------
                                 Gary J. Brunner
                                 Vice President, Controller and Treasurer
                                 (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.           Description
-----------           -----------

    11.1              Statement Re Computation of per Share Earnings

    27.1              Financial Data Schedule