Form 10-K
period 1998-03-31
FORE SYSTEMS INC /DE/
filed 1998-06-29
CIK 920000

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE TRANSITION PERIOD FROM               TO

                         Commission file number: 0-24156

                               FORE SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                  25-1628117
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

1000 FORE DRIVE, WARRENDALE, PENNSYLVANIA              15086-7502
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of May 29, 1998, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on The Nasdaq National Market on such date, as reported in The Wall Street Journal, was $1,979,523,766 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

         The number of shares of the registrant's Common Stock outstanding as of the close of business on May 29, 1998 was 100,751,928.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the definitive Proxy Statement of FORE Systems, Inc. (the "Company") to be furnished in connection with the solicitation of proxies by the Company's Board of Directors for use at the 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

         FORE Systems, Inc. (the "Company" or "FORE Systems") is a leader in the design, development, manufacture and sale of high-performance networking products based on Asynchronous Transfer Mode ("ATM") technology. ATM provides significantly greater scalability, total capacity and resiliency than conventional networking technologies. ATM improves the performance of today's network applications, and also enables new applications that integrate video, audio and data communications. The Company believes that it currently offers the most comprehensive ATM product line available, including ForeRunner(R) ATM switches for enterprise applications, TNX(TM) ATM switches for service provider applications, PowerHub(R) local area network ("LAN") switches, ES-2810/3810 and 4810 Ethernet switches for ATM connectivity, TS-2800 switches for token ring to ATM connectivity, ForeRunner ATM adapter cards, CellPath(TM) wide area network ("WAN") multiplexing products for WAN access, ForeThought(R) internetworking software, ForeView(R) network management software and StreamRunner(TM) ATM video products.

         The Company's networking products enable customers to connect computers to form clusters, workgroups and LANs, to build backbones for enterprise-wide networks and to provide transparent, end-to-end LAN and WAN connectivity. The Company's networking products are designed to be both flexible and scalable, allowing customers to increase the capacity and extend the utility of their existing networks or to install a new ATM-based network. As of March 31, 1998, the Company had delivered networking solutions to thousands of customers, including Fortune 500 companies, telecommunications service providers, government agencies, research institutions and universities. The Company markets its products internationally, and sales outside the United States accounted for approximately 31%, 37% and 39% of FORE Systems' revenue for the years ended March 31, 1998, 1997 and 1996, respectively.

     Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "plans," and words of similar import, constitute forward-looking statements. Readers are referred to the sections of this Report entitled "Certain Risk Factors," "Competition," "Manufacturing" and "Intellectual Property." These sections describe risks which could cause actual results to differ materially from such forward-looking statements.

PRODUCTS

         FORE Systems' products work together to provide a complete ATM internetworking solution. These products include the ForeRunner ATM switches for enterprise applications, PowerHub LAN switches and ES-2810/3810 and 4810 Ethernet switches for ATM connectivity, ForeRunner ATM adapter cards, CellPath WAN multiplexing products for WAN access, ForeThought internetworking software, ForeView network management software and StreamRunner ATM video products.

FORERUNNER ATM SWITCHES AND ADAPTER CARDS

         The Company offers the ForeRunner family of ATM switches for use in workgroup, LAN backbone and WAN applications. As of March 31, 1998, the installed base of ForeRunner ATM switches consisted of over 310,000 ports.

         ForeRunner ATM switches provide a non-blocking switch capacity that ranges from 2.5 to 40 gigabits per second (Gbps). In each case, the ATM connections can be made with a variety of physical media interfaces and speeds. The supported media include UTP-5 copper wire and multimode and single mode fiber optic cabling. The supported speeds for ForeRunner ATM switches used in workgroup and LAN backbone applications are 25 megabits per second (Mbps), OC3 (155 Mbps), OC12 (622 Mbps) and recently introduced OC48 (2.5 Gbps); for those used in WAN applications, T1, E1, DS3, E3, OC3 and OC12. Any of the switch ports can be connected to another ATM switch so that a large network can be constructed from a "mesh" of ATM switches. ForeRunner ATM switches include integral control processors that run the Company's ForeThought switch control software. The compact size and low power consumption enable them to be easily installed in wiring closets.

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

ES-2810/3810 AND 4810 ETHERNET SWITCHES

         The ES-2810/3810 and 4810 Ethernet switches offer flexible solutions for switched workgroups by providing a wide range of switched Ethernet and ATM connectivity options. The ES-2810 provides a stackable 10/100 Ethernet expansion solution designed to integrate into an ATM core backbone. The ES-3810 and 4810 are chassis-based Ethernet switching solutions which provide ATM uplinks and connectivity for multimode and singlemode fiber and copper media.

ATM VIDEO PRODUCTS

         The StreamRunner ATM video products provide ATM video distribution and video conferencing capabilities and include a range of ATM video encoders and decoders. These devices transmit high quality video over ATM networks, enabling low-delay transmission of such image intensive applications as distance learning, telemedicine, video distribution, videoconferencing and remote site monitoring.

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

SERVICE PROVIDER ATM PRODUCTS

         The TNX line of ATM switches, introduced in June 1997, enable broadband based-services such as high speed Internet access, web hosting, video on demand and distance learning. These products are used by Competitive Access Providers
(CAPs), cable companies, Internet Service Providers (ISPs), Competitive Local Exchange Carriers (CLECs), Interexchange and Local Exchange Carriers.

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

MARKETS AND CUSTOMERS

         The Company's networking solutions address a broad market for switched networking products. As of March 31, 1998, thousands of customers worldwide had purchased FORE Systems' products.

         Revenue from United States government customers represented 7%, 9% and 7% of the Company's revenue for the years ended March 31, 1998, 1997 and 1996, respectively. These United States government customers include more than twenty different agencies, each of which makes its own procurement decisions. During the years ended March 31, 1998, 1997 and 1996, no single customer accounted for 10% or more of the Company's revenue.

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

         As of March 31, 1998, the Company maintained a sales force of approximately 500 sales specialists in its headquarters in suburban Pittsburgh and in its domestic and foreign offices. These specialists call directly on current and potential customers to evaluate their networking needs and to recommend the Company's products. The Company also plans to continue to expand its North American Channel Partners Program. Initiated in fiscal 1996, this program includes various types of resellers, including network integrators, system integrators, telecommunication's service providers, LAN value added resellers and distributors, each of which expands the Company's access to specialized markets. Internationally, the Company sells its product primarily through third-party channel distributors. As of March 31, 1998, the Company had 123 independent distributors in the United States and 85 countries around the world.

         For the years ended March 31, 1998, 1997 and 1996, the Company's sales outside the United States accounted for approximately 31%, 37% and 39% of consolidated revenue, respectively. See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a geographic breakdown of the Company's product revenue from sales to customers outside the United States for the years ended March 31, 1998, 1997 and 1996.

COMPETITION

         The networking industry is intensely competitive. Many networking companies, including 3Com Corporation, Bay Networks, Inc. (which recently announced a merger with Northern Telecom), Cabletron Systems, Inc., Cisco Systems, Inc., Ascend Communications, Inc. and Newbridge Networks Corporation, and certain computer companies, including Digital Equipment Corporation (now part of Compaq Computer), NEC Corporation and International Business Machines Corporation, sell, or have announced their intention to develop, networking products that are, or will be, competitive with the Company's products. In addition, other companies, such as central-office equipment vendors, long-distance carriers and cable television operators, are applying their communications expertise to the markets served by the Company or have announced plans to do so, or, as in the case of Northern Telecom, are acquiring data networking companies. Many of these current and prospective competitors have greater name recognition, a larger installed base of networking products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than does the Company.

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

BACKLOG

         The Company manufactures its products based upon its forecast of customers' demand and maintains inventories of finished products in advance of receiving firm orders from customers. Orders are generally placed by customers on an as-needed basis and products are shipped within one to four weeks following receipt of an order. The Company includes in its backlog only orders confirmed with a purchase order for products and services to be shipped or performed within six months to customers with approved credit status. The Company's backlog on May 31, 1998 was approximately $54 million compared with an approximate backlog of $36 million at May 31, 1997. The backlog as of any particular date may not be indicative of sales in any succeeding period.

MANUFACTURING

         The Company's manufacturing operations consist primarily of final assembly, testing and quality control of subassemblies and finished units. Materials used by the Company in its manufacturing processes include semiconductors such as microprocessors, memory chips and other integrated circuits, printed circuit boards, power supplies and enclosures.

         The Company opened its first international manufacturing facility in Dublin, Ireland and began manufacturing and shipping products to international customers in May 1997. The Company believes that this facility will enable it to improve international customer support services, reduce costs to customers, strengthen the Company's manufacturing operations and reduce the Company's income tax expenses. The costs associated with starting this facility were recorded during the year ended March 31, 1997.

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

RESEARCH AND PRODUCT DEVELOPMENT

         In the years ended March 31, 1998, 1997 and 1996, the Company incurred costs of approximately $66,779,000, $55,217,000 and $31,212,000 (14.6%, 14.0%
and 13.3% of revenue), respectively, for research and development activities. At March 31, 1998, the Company had an engineering staff of 428, located at its suburban Pittsburgh headquarters, and in its offices in the Ottawa, Canada, San Jose, CA, Washington, D.C. and Cambridge, England areas.

INTELLECTUAL PROPERTY

         The Company's growth and its ability to compete successfully in the networking industry depend in part on its ability to protect the proprietary technology contained in its products. The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect its proprietary rights. The Company has also entered into confidentiality and invention assignment agreements with its employees and enters into non-disclosure agreements with its suppliers, distributors and certain customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of the Company's proprietary technologies or independent third-party development of similar technologies. In addition, the laws of some countries do not provide the same degree of protection of the Company's proprietary information as do the laws of the United States, and the Company's adherence to industry-wide technical standards and specifications may limit the Company's opportunities to provide proprietary product features capable of protection.

         From time to time, the Company receives notification that it is or may be infringing the intellectual property rights of third parties. At the present time, the Company is in separate discussions with certain third parties regarding the alleged infringement by the Company of certain patents owned by such third parties. Although the Company does not believe that the allegations of such third parties have merit, there can be no assurance that such third parties or other persons will not institute litigation against the Company in the future which could result in substantial costs and the diversion of management's attention and resources. The failure of the Company to prevail in any such litigation, or otherwise to obtain needed licenses on commercially reasonable terms, could have a material adverse effect on the Company's business, financial position and results of operations.

EMPLOYEES

         At March 31, 1998, the Company employed 1,592 individuals on a full-time basis. Of these, 428 were involved in engineering, 803 were employed in sales, marketing and customer support, 194 were engaged in manufacturing and the remaining 167 were devoted to executive management, administration, finance and strategic planning. The Company considers its relations with its employees to be good and has not experienced any interruption of operations as a result of labor disagreements.

                              CERTAIN RISK FACTORS


         The following risk factors, in addition to the risks described elsewhere in the description of the Company's business in this report, including, without limitation, those described under the captions "Competition," "Intellectual Property" and "Manufacturing" may cause actual results to differ materially from those in any forward-looking statements contained in such business description or elsewhere in this report or made in the future by the Company or its representatives:

SUBSTANTIAL DEPENDENCE ON ATM

         Because the Company's business strategy is based upon the belief that ATM will be the technology of choice for the information technology infrastructure, the Company's business, financial position and results of operations would be materially adversely affected if ATM fails to gain broad commercial acceptance or if other networking technologies gain competitive advantages over ATM. Sales of ATM networking products have represented, and are expected to continue to represent for the foreseeable future, a substantial portion of the Company's revenue. Accordingly, the Company's business opportunities and results of operations will be dependent on continued growth and market acceptance of ATM technology and the ability of the Company to offer products that provide a smooth and seamless migration path from existing networking technologies to ATM. In the event that other networking technologies gain competitive advantages over ATM, or networking products based on ATM fail to achieve broad commercial acceptance, the Company's business, financial position and results of operation would be materially adversely affected.

ABILITY TO DEVELOP AND MARKET NEW PRODUCTS

         The networking industry is intensely competitive, and the Company's growth and results of operations depend upon its ability to develop and market new products and enhancements to existing products on a timely basis. There can be no assurance that the Company can continue to successfully develop and market new products and enhancements. Given the fact that many of the Company's competitors have significantly greater financial, technological and personnel resources than does the Company, there can be no assurance that the Company, even if it develops new products and enhancements, will be successful in marketing such new products and enhancements. The introduction of a new line of products based on multi-service WAN adaptation and concentration technology for the service provider market, previously announced by the Company, has been delayed, and there can be no assurance that such products will be introduced or, if they are introduced, that they will be successful in the marketplace.

DECLINE IN GROWTH RATE

         Although the Company has historically experienced increasing sales on an annual basis, the rate of revenue growth has slowed in the last two fiscal years. Revenue in fiscal 1998 increased 16% over fiscal 1997. This compares with a revenue increase of 68% in fiscal 1997 over fiscal 1996, and a revenue increase of 121% in fiscal 1996 over fiscal 1995. The Company's rate of revenue growth may continue to decline, and there can be no assurance that the Company will experience revenue growth in the future at historic rates or at all.

INDUSTRY CONSOLIDATION

         The networking industry is currently undergoing a period of consolidation in which companies, including some of the Company's major competitors, are participating in business combinations and acquisitions, thereby creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that the Company will be able to compete successfully in such an environment.

ACQUISITIONS

         The Company has in the past and may in the future make acquisitions of companies and technologies. Acquisitions are subject to numerous risks, and can increase research and development and other expenses without necessarily leading to the introduction of new products or enhancements. Risks inherent in acquisitions include the difficulty of assessing the values, strengths, weaknesses and potential profitability of acquisition candidates, and the potential of adverse effects on the Company's operating results, as well as the diversion of management's attention, the loss of key personnel and the risks of unanticipated problems and liabilities. There can be no assurance that the Company can successfully identify acquisition opportunities or that any acquisitions that are completed will be successfully integrated with the Company's operations. Moreover, the trend towards consolidation in the networking industry may raise the prices of prospective acquisition candidates, thereby making it more difficult for the Company to complete acquisitions or making it more difficult for any acquisitions that are completed to prove profitable or successful.

EVOLVING INDUSTRY STANDARDS AND RAPID TECHNOLOGICAL DEVELOPMENT

         The markets for the Company's products are characterized by evolving industry standards and rapid technological development. The Company's success will depend, in part, upon its ability to influence the development of industry standards, to maintain its technological leadership, to enhance and expand its existing product offerings and to develop in a timely manner new products which achieve market acceptance. The Company believes that its ability to compete successfully is also dependent upon the continued compatibility and interoperability of its products with products and architectures offered by various vendors and on the timely development of industry standards. There can be no assurance that the Company will be able effectively to address the compatibility and interoperability issues raised by technological changes or that new industry standards will be developed in a timely manner. The Company's business, financial position and results of operations would be materially adversely affected if it were to incur significant delays or be unsuccessful in developing new products or enhancements, if any such products or enhancements did not gain market acceptance or if a delay in the creation of industry standards resulted in customers deciding not to deploy ATM in their networks or to delay such deployment. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products noncompetitive or obsolete.

DEPENDENCE ON KEY PERSONNEL

         The Company believes that its future success will depend not merely on retaining its key personnel, but also upon its ability to attract and retain additional highly-skilled technical, managerial, manufacturing, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be able to anticipate accurately, or to obtain, the personnel that it may require in the future. The failure to obtain needed personnel, when and as needed, could have a material adverse effect on the Company's business, financial position and results of operations.

INTERNATIONAL SALES, REGULATORY STANDARDS AND CURRENCY EXCHANGE

         The Company competes in international markets and is, accordingly, subject to numerous risks. Sales to foreign customers in fiscal 1998 decreased in dollars and as a percentage of revenue in comparison with fiscal 1997, and there can be no assurance that such sales will not continue to decline. In addition, the Company's international business may be adversely affected by foreign regulatory requirements, changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, difficulties in distribution, slower payment of invoices, increases in duty rates, foreign political and economic conditions and constraints upon international trade.

DEPENDENCE ON CUSTOMERS

         Revenue from United States government agencies represented approximately 7%, 9% and 7% of the Company's revenue on a consolidated basis for the years ended March 31, 1998, 1997 and 1996, respectively. These United States government customers include more than twenty different agencies, each of which makes its own procurement decisions. These government customers may from time to time reduce their budgets and expenditures or cancel orders. In addition, current Congressional initiatives to balance the federal budget could curtail spending of government agencies in a manner which may lead such customers to reduce their expenditures for the Company's products. Reductions in sales to current customers, if not offset by sales to new or existing customers, would have a material adverse effect on the Company's business, financial position and results of operations.

DECLINE OF MARGINS

         The Company's gross margins have been adversely affected and may continue to be adversely affected by competitive pricing pressures and a change in the mix of products sold toward lower-margin workgroup and desktop products for both ATM and Ethernet. In addition, the Company's operating margins may be adversely affected by the need to hire additional sales, marketing and other personnel. The Company plans its operating expense levels based primarily on forecasted revenue, and such operating expenses are relatively fixed in the short term. If revenue is below expectations in any particular period, operating results are likely to be lower than expected in that period. Any such failure to meet expectations would be likely to result in a decrease in the market price of the Company's Common Stock.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

         The Company has experienced fluctuating operating results on a quarterly and annual basis and may continue to do so. These fluctuations are caused by many factors, including a disproportionate share of sales occurring late in a given quarter, the announcement or introduction of new products and technologies by the Company or its competitors, the pattern and seasonality of customer purchasing cycles, variations in the mix of products sold and sales channels, price competition, manufacturing lead times, developments with respect to patents or proprietary rights and changes in industry or general economic conditions. Due to these and other factors, revenue in any one quarter may not be indicative of revenue in any future period and, accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

POTENTIAL VOLATILITY OF STOCK PRICE

         The market price of the Company's Common stock has been, and may continue to be, volatile. Such volatility results from many factors, including fluctuations in the Company's operating results, both sequentially and in year-over-year comparisons, changes in financial estimates by, or expectations or recommendations of, securities analysts, sales of substantial amounts of the Company's Common stock in the public market or the prospect of such sales and market conditions. Volatility in the price of the Company's Common stock could have a material adverse effect on the Company's business, financial position and results of operations by making it more difficult to attract and retain qualified personnel and to complete business acquisitions. In addition, it is not uncommon for class action securities litigation to be instituted against a company following a significant drop in the market price of such company's securities, and such litigation, even if it is without merit, may result in substantial costs and a diversion of management's attention and resources.

YEAR 2000

         The Company believes that most of its internal information systems are Year 2000 compliant, in that they will be able to distinguish accurately between 20th century and 21st century dates, and that the costs of converting or replacing those that are not Year 2000 compliant will not have a material adverse effect on the Company's business, financial position or results of operations. However, the information systems of the Company's suppliers and customers may not be Year 2000 compliant, and it is possible that various business functions which require the interaction of the Company's systems with those of suppliers or customers will fail or malfunction in the Year 2000. In addition, it is possible that the Company's revenue may be adversely affected if current and prospective customers divert their spending resources away from networking equipment over the next two years in order to correct or replace information systems which are not Year 2000 compliant.

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

ITEM 2.  PROPERTIES.

         The Company's principal offices are located in newly-built headquarters and operating facilities in Warrendale, Pennsylvania (a suburb of Pittsburgh). These facilities total approximately 300,000 square feet. The Company is leasing the facilities under a ten-year operating lease and has options to renew the lease for two additional five-year terms. See Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this report for a description of these agreements. The Company also leases a nearby facility totaling an additional 60,000 square feet. Approximately 67% of the space in all of the foregoing facilities is used or reserved for manufacturing, engineering, product development and testing. The balance of the space is used or reserved for sales, marketing and other general administrative activities. The Company also leases facilities in various parts of the United States and in foreign countries. Included among those facilities are regional offices located in San Jose, CA, Tewksbury, MA, Vienna, VA, New York, NY, Watford, England, Hong Kong, China and Tokyo, Japan. During fiscal 1998, the Company leased a newly-constructed 56,000 square foot manufacturing facility in Dublin, Ireland. The Company purchased this facility following the close of the fiscal year. The Company believes that its present facilities are well maintained and in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS.

         In July and August 1997, the Company was notified that it was a party to seven nearly identical class action lawsuits, filed in the United States District Court for the Western District of Pennsylvania, alleging certain violations of federal securities laws by the Company and certain of its officers, who were named as defendants in the suits, arising from alleged misstatements or omissions by the Company. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's Common Stock during the period from October 17, 1996 through April 1, 1997, inclusive. Pursuant to court order, the lawsuits were consolidated and a consolidated amended complaint was filed by the lead plaintiffs on December 31, 1997. The Company believes the allegations in the consolidated amended complaint are completely without merit and intends to defend these actions vigorously. The Company and the other defendants filed a motion to dismiss the consolidated amended complaint, on the basis that the plaintiffs have failed to state a claim upon which relief may be granted, on February 17, 1998. The Magistrate Judge assigned to the case has issued a report and recommendation wherein he recommends that defendants' motion be denied. Defendants have filed objections with the Judge assigned to the case. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of the Company:

         NAME                            AGE                    POSITION
         ----                            ---                    --------
Eric C. Cooper, Ph.D.                    39          Chairman and a Director

Thomas J. Gill                           40          President and Chief Executive Officer and a
                                                        Director
Bruce E. Haney                           42          Senior Vice President and Chief Financial
                                                        Officer
Michael I. Green                         50          Senior Vice President and General
                                                        Manager, Worldwide Sales
Robert D. Sansom, Ph.D.                  38          Senior Vice President and Chief Technology
                                                        Officer

         Dr. Cooper is a co-founder of the Company and has served as Chairman and as a director since April 1990. Dr. Cooper served as President from April 1990 until December 1994 and as Chief Executive Officer from April 1990 until January 1998. Prior to co-founding the Company, Dr. Cooper was a faculty member at Carnegie Mellon University. Dr. Cooper received his Ph.D. in Computer Science from the University of California at Berkeley in 1985.

         Mr. Gill has served as a director and President and Chief Executive Officer of the Company since January 1998. He served as Chief Operating Officer from January 1997 to January 1998 and Vice President of Finance, Chief Financial Officer and Treasurer of the Company from December 1993 to January 1998. From February 1993 to December 1993, he served as Treasurer and Controller of the Company. Prior to joining the Company Mr. Gill was employed in various financial capacities by Cimflex Teknowledge Corporation (a supplier of factory automation systems and software), most recently as Vice President of Finance and Treasurer.

         Mr. Haney has served as Senior Vice President and Chief Financial Officer since May 1998. Prior to joining the Company, Mr. Haney was employed for more than 12 years by The Gustine Group, a privately-held real estate development company based in Pittsburgh, Pennsylvania, most recently as its President. Prior to that, Mr. Haney was employed as a certified public accountant with Arthur Andersen LLP.

         Mr. Green has served as Senior Vice President and General Manager, Worldwide Sales since March 1998, as Vice President of Worldwide Sales from January 1997 to March 1998, as Vice President of Sales and Marketing from May 1995 to January 1997, as Vice President of Sales from April 1993 to May 1995 and was the Company's Director of Sales from April 1992 to April 1993. From February 1989 to April 1992, Mr. Green was a Sales Manager at Ultra Network Technologies (a provider of networking equipment). Prior to February 1989, Mr. Green was Federal Regional Manager and Southeast Regional Manager of Network Systems Corp. (a provider of networking equipment).

         Dr. Sansom is a co-founder of the Company and has served as a director from April 1990 to December 1992 and since February 1994 and as Senior Vice President and Chief Technology Officer since March 1998. Dr. Sansom served as Executive Vice President from the Company's inception in April 1990 to December 1993, served as Secretary from November 1992 to July 1997, served as Vice President, Engineering from December 1993 to April 1997 and served as Vice President, Architecture from April 1997 to March 1998. Prior to co-founding the Company, Dr. Sansom was a member of the Computer Science research faculty at Carnegie Mellon University where he received his Ph.D. in Computer Science in 1988.

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

Fiscal 1997:                                          High            Low
First Quarter (ended June 30, 1996)                $44.750        $27.250
Second Quarter (ended September 30, 1996)          $43.625        $23.500
Third Quarter (ended December 31, 1996)            $43.500        $30.375
Fourth Quarter (ended March 31, 1997)              $36.000        $14.375

Fiscal 1998:                                          High            Low
First Quarter (ended June 30, 1997)                $17.875        $10.000
Second Quarter (ended September 30, 1997)          $21.500        $13.250
Third Quarter (ended December 31, 1997)            $21.813        $13.250
Fourth Quarter (ended March 31, 1998)              $17.938        $13.625

         The approximate number of record holders of the Company's Common stock as of May 27, 1998 was 1,807.

         The Company has not paid cash dividends on its Common stock since its inception. The Company currently intends to retain earnings for development of its business and, therefore, does not anticipate paying cash dividends in the foreseeable future. The declaration and payment by the Company of any future dividends and the amount thereof will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or senior securities and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS

                                                           YEAR ENDED MARCH 31
                                                           -------------------
                                         1998                    1997             1996            1995             1994
                                         ----                    ----             ----            ----             ----
                                     (IN THOUSANDS, EXCEPT FOR PER-SHARE DATA)
Revenue                               $458,369                 $395,347         $235,189          $106,188          $39,340
Gross profit                          $255,196                 $226,229         $136,523          $ 60,991          $24,188
Merger-related expenses               $      -                 $  1,747         $ 29,375          $      -          $     -
Income from operations                $ 36,572                 $ 61,637         $ 10,689          $ 16,068          $ 4,717
Litigation settlement charges         $      -                 $ (8,257)        $      -          $      -          $     -
Net income                            $ 35,155                 $ 41,470         $  9,737          $ 12,860          $ 3,678
Net income per common share-basic     $   0.35                 $   0.45         $   0.12          $   0.20          $  0.07*
Net income per common share-diluted   $   0.35                 $   0.41         $   0.11          $   0.18          $  0.06*
Total assets                          $621,207                 $538,577         $424,362          $131,482          $59,026
Redeemable preferred stock            $      -                 $      -         $      -          $      -          $ 5,500


* Based on pro forma weighted average common and common equivalent shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 1998 COMPARED WITH YEAR ENDED MARCH 31, 1997

         REVENUE. Revenue increased by 16% to $458.4 million for the year ended March 31, 1998, as compared with $395.3 million in the previous year. The distribution of revenue from sales to domestic and foreign customers in the year ended March 31, 1998 was 69% and 31%, respectively. This compares with 63% and 37%, respectively, in the previous year. In the year ended March 31, 1998, the distribution of revenue from sales to foreign customers by geographic region was 19%, 8% and 4% for Europe (which includes the Middle East and Africa), Pacific Rim and other, respectively. Geographic mix for the corresponding period in 1997 was 17%, 16% and 4%, respectively. The increase in revenue dollars was attributable to the increased market acceptance of ATM and LAN switching products in certain geographic areas. The decrease in foreign revenue in dollars and as a percentage of revenue, for the year ended March 31, 1998, was largely attributable to a decrease in sales in Japan which was due to decreased sales to the Japanese government, increased competition in Japan and slower commercial acceptance of ATM technology in Japan.

         The Company measures overall unit volume for its switching products based on the number of ports, or network connections, shipped. The total number of ATM ports shipped in the year ended March 31, 1998 was 150,600, as compared with 95,500 in the previous year. The total installed base of ATM ports as of March 31, 1998 was 310,000, as compared with 160,000 as of March 31, 1997. The total number of LAN switching ports shipped in the year ended March 31, 1998 was 451,000 as compared with 291,000 in the year ended March 31, 1997. The total number of adapter cards shipped in the year ended March 31, 1998 was 49,000, as compared with 34,000 in the previous year. The total installed base of adapter cards as of March 31, 1998 was 111,000, as compared with 62,000 as of March 31, 1997. In the year ended March 31, 1998, revenue mix, as a percentage of revenue, among ATM switching products, LAN switching products, adapter cards and other revenue (principally service support and development contracts) was 59%, 27%, 4% and 10%, respectively. Revenue mix for the previous year was 51%, 35%, 5% and 9%, respectively. Average selling price per ATM port during the year ended March 31, 1998 was $1,800, as compared with $2,100 in the previous year. Average selling price for adapter cards shipped during the year ended March 31, 1998 was $400, as compared with $650 in the previous year. Average selling price per LAN switching port was $275 in the year ended March 31, 1998, as compared with $467 in the previous year. In May of 1996, the Company reduced the price of certain of its ATM switches by up to 40%. At the same time, prices of the Company's adapter cards were reduced by 50%. The Company reduced the price of certain of its LAN switching products by up to 15% in September 1996. In January of 1998, the Company reduced the price of certain of its ATM workgroup products by up to 40%.

         GROSS PROFIT. Gross profit increased to $255.2 million or 55.7% of revenue in the year ended March 31, 1998, as compared with gross profit of $226.2 million or 57.2% of revenue in the previous year. The dollar increase in gross profit was the result of increased revenue from ATM switching products and LAN switching products. The gross margin percentage decline primarily resulted from continued pricing pressure and increased contributions to product mix from lower-margin workgroup and desktop products for both ATM and LAN switching. The Company intends to price its products competitively.

         RESEARCH AND DEVELOPMENT. Research and development expense for the year ended March 31, 1998 was $66.8 million or 14.6% of revenue, as compared with $55.2 million or 14.0% of revenue in the previous year. The increase in research and development expense in dollars and as a percentage of revenue was largely attributable to increased purchases of research and development materials, additional engineering costs associated with the development of products and technologies of companies acquired in 1996, in particular, access concentrator products the release of which has been delayed and increases in depreciation. The number of employees of the Company engaged in research and development decreased to 428 at March 31, 1998 from 458 at March 31, 1997.

         SALES AND MARKETING. Sales and marketing expense for the year ended March 31, 1998 was $128.5 million or 28.0% of revenue, as compared with $90.0 million or 22.8% of revenue in the previous year. The increase in sales and marketing expense in dollars and as a percentage was largely the result of hiring additional sales, marketing and support personnel (including training and documentation), increased advertising costs and increased salary costs. The number of employees of the Company engaged in sales and marketing activities increased to 803 at March 31, 1998 from 585 at March 31, 1997. The Company expects to continue to increase sales and marketing expenses in dollars, but not as a percentage of revenue, both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence.

         GENERAL AND ADMINISTRATIVE. General and administrative expense for the year ended March 31, 1998 was $23.4 million or 5.1% of revenue, as compared with $17.6 million or 4.4% of revenue in the previous year. The increase in general and administrative expense in dollars and as a percentage was largely due to increased salary costs, increased hiring of administrative staff, including those engaged in systems administration, accounting and human resources, and increased costs for professional services and depreciation. The number of employees of the Company engaged in general and administrative activities increased to 167 at March 31, 1998 from 156 at March 31, 1997. The Company plans to make appropriate expenditures in the general and administrative organization as necessary, but does not expect expenditures to increase materially as a percentage of revenue.

         MERGER RELATED. The Company had $1.7 million of merger-related expenses for the year ended March 31, 1997. These expenditures were incurred in connection with the acquisitions of Nemesys Research Limited ("Nemesys"), Scalable Networks, Inc. ("Scalable"), and Cadia Networks, Inc. ("Cadia"), and included fees to financial advisors, legal and accounting fees and other related expenses.

         INTEREST INCOME. Interest income, net of interest expense, for the year ended March 31, 1998 was $13.4 million, as compared with $12.4 million in the year ended March 31, 1997. The increase in interest income primarily resulted from higher average cash balances during the year ended March 31, 1998.

         INCOME TAXES. The provision for income taxes recorded in the year ended March 31, 1998 was $15.1 million, or an effective tax rate of 30%, as compared with $24.0 million, or an effective tax rate of 36.7%, in the previous year. The decrease in the effective tax rate is primarily the result of certain tax advantages associated with the May 1997 opening and operation of the Company's manufacturing facility in Dublin, Ireland.

         NET INCOME. Net income for the year ended March 31, 1998 was $35.2 million, or $.35 per diluted share, as compared with $41.5 million, or $.41 per diluted share, for the year ended March 31, 1997. Net income for the year ended March 31, 1997 included $1.7 million in merger-related expenses and $8.3 million in litigation settlement charges. Excluding these merger-related expenses and litigation settlement charges, and their tax effect, the Company would have realized net income of $48.3 million or $.48 per diluted share for the year ended March 31, 1997.


YEAR ENDED MARCH 31, 1997 COMPARED WITH YEAR ENDED MARCH 31, 1996

         REVENUE. Revenue increased by 68% to $395.3 million for the year ended March 31, 1997, as compared with $235.2 million in the previous year. The distribution of revenue from sales to domestic and foreign customers in the year ended March 31, 1997 was 63% and 37%, respectively. This compares to 61% and 39%, respectively, in the previous year. In the year ended March 31, 1997, the distribution of revenue from sales to foreign customers by geographic region was 17%, 16% and 4% for Europe (which includes the Middle East and Africa), Pacific Rim and other, respectively. Geographic mix for the corresponding period in 1996 was 20%, 13% and 6%, respectively. The increase in domestic revenue dollars was attributable to the increased market acceptance of ATM and LAN switching products. The increase in foreign revenue in dollars resulted from the Company's expansion of its international distribution channels and to growing acceptance of ATM and LAN switching products.

         The Company measures overall unit volume for its switching products based on the number of ports, or network connections, shipped. The total number of ATM ports shipped in the year ended March 31, 1997 was 95,500, as compared with 44,500 in the previous year. The total installed base of ATM ports as of March 31, 1997 was 160,000, as compared with 65,000 as of March 31, 1996. The total number of LAN switching ports shipped in the year ended March 31, 1997 was 291,000; no comparison can be provided with fiscal 1996 because ALANTEC Corporation ("ALANTEC"), which was acquired by the Company in February 1996, did not compile LAN switch product data by port in fiscal 1996. The total number of adapter cards shipped in the year ended March 31, 1997 was 34,000, as compared with 18,600 in the previous year. The total installed base of adapter cards as of March 31, 1997 was 62,000, as compared with 28,000 as of March 31, 1996. In the year ended March 31, 1997, revenue mix, as a percentage of total revenue, among ATM switching products, LAN switching products, adapter cards and other revenue (principally service support and development contracts) was 51%, 35%, 5% and 9%, respectively. Revenue mix for the previous year was 53%, 32%, 7% and 8%, respectively. Average selling price per ATM port during the year ended March 31, 1997 was $2,100, as compared with $2,800 in the previous year. Average selling price for adapter cards shipped during the year ended March 31, 1997 was $650, as compared with $930 in the previous year. Average selling price per LAN switching port was $467 in the year ended March 31, 1997; no comparison can be provided with fiscal 1996 because ALANTEC did not compile LAN switch product data by port in fiscal 1996. In May of 1996, the Company reduced the price of certain of its ATM switches by up to 40%. At the same time, prices of the Company's adapter cards were reduced by 50%. The Company reduced the price of certain of its LAN switching products by up to 15% in September 1996.

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

         SALES AND MARKETING. Sales and marketing expense for the year ended March 31, 1997 was $90.0 million or 22.8% of revenue, as compared with $54.1 million or 23.0% of revenue in the previous year. The dollar increase in sales and marketing expense was largely the result of hiring additional sales, marketing and support personnel (including training and documentation) and increased marketing promotion costs. The number of employees of the Company engaged in sales and marketing activities increased to 585 at March 31, 1997 from 412 at March 31, 1996.

         GENERAL AND ADMINISTRATIVE. General and administrative expense for the year ended March 31, 1997 was $17.6 million or 4.4% of revenue, as compared with $11.1 million or 4.7% of revenue in the previous year. The dollar increase was largely due to increased hiring of administrative personnel, including those engaged in systems administration, accounting and human resources. The reduction in general and administrative expense as a percentage of revenue was the result of increased revenue volume absorbing a greater portion of fixed overhead associated with general and administrative activities. The number of employees of the Company engaged in general and administrative activities increased to 156 at March 31, 1997 from 119 at March 31, 1996.

         MERGER RELATED. The Company had $1.7 million of merger-related expenses for the year ended March 31, 1997. These expenditures were incurred in connection with the acquisitions of Nemesys, Scalable and Cadia, and included fees to financial advisors, legal and accounting fees and other related expenses. Total merger-related expenses were $29.4 million for the year ended March 31, 1996 as a result of the acquisitions of ALANTEC, CellAccess Technology, Inc. ("CAT"), Applied Network Technology, Inc. ("ANT") and RainbowBridge Communications, Inc. ("RCI"). These expenses include transaction costs (primarily fees to financial advisors and legal and accounting fees), costs associated with duplicate facilities and assets, payments under transition and severance agreements and other costs.

         INTEREST INCOME. Interest income, net of interest expense, for the year ended March 31, 1997 was $12.4 million, as compared with $9.9 million in the year ended March 31, 1996. The increase in interest income primarily resulted from interest earned for a full fiscal year on the net proceeds of $129 million received from a Common stock offering in October 1995.

         INCOME TAXES. The provision for income taxes recorded in the year ended March 31, 1997 was $24.0 million, or an effective tax rate of 36.7%, as compared with $10.8 million, or an effective tax rate of 52.6%, in the previous year. The decrease in the effective tax rate resulted primarily from a lesser amount of non-deductible merger-related expenses in 1997 as compared with 1996. Excluding merger-related expenses, the effective tax rate for the years ended March 31, 1997 and 1996 would have been 36.0%.

         NET INCOME. Net income for the year ended March 31, 1997 was $41.5 million, or $.41 per diluted share, as compared with $9.7 million, or $.11 per diluted share, for the year ended March 31, 1996. Net income for the year ended March 31, 1997 included $1.7 million in merger-related expenses and $8.3 million in litigation settlement charges. Net income for the year ended March 31, 1996 included $29.4 million in merger-related expenses. Excluding these merger-related expenses and litigation settlement charges, and their tax effect, the Company would have realized net income of $48.3 million or $.48 per diluted share for the year ended March 31, 1997 as compared to $32.0 million or $.36 per diluted share in 1996.


YEAR 2000

         The Company believes that most of its internal information systems are Year 2000 compliant, in that they will be able to distinguish accurately between 20th century and 21st century dates, and that the costs of converting or replacing those that are not Year 2000 compliant will not have a material adverse effect on the Company's financial position or results of operations. However, the information systems of the Company's suppliers and customers may not be Year 2000 compliant, and it is possible that various business functions which require the interaction of the Company's systems with those of suppliers or customers will fail or malfunction in the Year 2000. In addition, it is possible that the Company's revenue may be adversely affected if current and prospective customers divert their spending resources away from networking equipment over the next two years in order to correct or replace information systems which are not Year 2000 compliant.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed most of its working capital and capital expenditure requirements to date primarily through cash proceeds from public offerings and cash generated from operations.

         The cash provided by operations was $53.2 million in 1998. Net cash provided by operations was the result of net income in the current year, increases in income taxes payable (net of prepaid income taxes) and accrued liabilities offset by increases in accounts receivable, inventories, prepaid expenses and other current assets. The increase in accounts receivable was due to increased revenue. The increase in inventories was the result of increased revenue and the introduction of new products. The cash provided by operations was $7.4 million in 1997. Net cash provided by operations in 1997 was the result of increases to net income, offset by increases to accounts receivable and inventories and decreases to income taxes payable and accrued liabilities. The increase in accounts receivable was due to increased revenue. The increase in inventories was the result of increased revenue and the introduction of new products. The decrease in accrued merger costs was due to disbursements in fiscal 1997 related to the ALANTEC acquisition completed in fiscal 1996. The Company's investing activities to date have been for the purchase of fixed assets to support the Company's growth.

         In April and October of 1995, public stock offerings were completed, with aggregate net proceeds to the Company of approximately $208 million. At March 31, 1998, the Company had cash and cash equivalents of approximately $127.2 million, short-term investments of $187.0 million and an unused line of credit of $20 million.

         In December 1995, the Company entered into an agreement to lease headquarters and operating facilities constructed on land that was purchased by the Company. The Company is now occupying the facilities. In October 1997, the lessor finalized permanent financing arrangements for the facilities with a group of lenders. The total amount financed was $41 million. The Company is leasing the facilities under a ten-year operating lease and has options, subject to the lenders' and lessor's consent, to renew the lease for two additional five-year terms. Annual minimum rental payments under the lease are approximately $3.3 million and commenced in calendar 1998. The Company has guaranteed repayment of up to approximately $32 million of the lenders' financing of the facilities, which includes, as of March 31, 1998, pledged amounts of approximately $29 million of marketable securities as collateral for specified obligations of the lessor. The Company is also required to comply with certain financial covenants including the maintenance of a minimum tangible net worth and limitations on the incurrence of debt and the payment of dividends.

         The Company believes its existing sources of liquidity and internally generated cash will satisfy the Company's projected cash needs through at least the next twelve months. The Company may require additional sources of liquidity to fund future growth, including additional equity offerings or debt financing.

         In July and August 1997, the Company was notified that it was a party to seven nearly identical class action lawsuits alleging certain violations of federal securities laws by the Company and certain of its officers, who were named as defendants in the suits, arising from alleged misstatements or omissions by the Company. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from October 17, 1996 through April 1, 1997, inclusive. Pursuant to court order, the lawsuits were consolidated and a consolidated amended complaint was filed by the lead plaintiffs on December 31, 1997. The Company believes the allegations in the consolidated amended complaint are completely without merit and intends to defend these actions vigorously. The Company filed a motion to dismiss the consolidated amended complaint, on the basis that the plaintiffs have failed to state a claim upon which relief may be granted, on February 17, 1998. The motion is fully briefed and the Company has requested that the court conduct oral argument on the motion. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company will implement SFAS No. 130 and SFAS No. 131, which require the Company to report and display certain information related to comprehensive income and operating segments, as required in fiscal 1999.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK

         The Company is exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and the market value of its investments. To mitigate these risks, the Company employs a risk management program that includes the use of derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes.

MARKETABLE SECURITIES

         The Company maintains an investment portfolio in accordance with its Investment Policy. The primary objectives of the Company's Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The Company's Investment Policy specifies credit quality standards for the Company's investments and limits the amount of credit exposure to any single issue, issuer or type of investment.

         The Company's investments consist of securities of various types and maturities of two years or less, with an average maturity of one year or less. These securities are typically classified as available for sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders' equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. Gains and losses on marketable securities are included in net interest income when realized.

         The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the securities. A hypothetical 50 or 100 basis-point increase in interest rates would result in an approximate $664,000 or $1.3 million decrease, respectively, (approximately 0.25% or 0.50%, respectively) in the fair market value of these securities. Holding interest-sensitive securities until maturity, which the Company typically does, can minimize the affects of unfavorable interest rate changes.

CURRENCY FORWARD CONTRACTS

         The functional currency for the Company's foreign operations is the U.S. dollar. Monetary assets and liabilities of the Company's foreign operations are translated into U.S. dollars at exchange rates in effect as of the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Results of operations are translated at the average exchange rates for the period. Foreign exchange gains and losses, which are immaterial, are included in the results of operations.

         The Company has operating units throughout the world and consequently is subject to foreign currency exchange rate risk. To minimize this risk, the Company employs a risk management program that includes a formal Foreign Exchange Policy. The primary objectives of the Company's Foreign Exchange Policy are to minimize cash flow exposures to changes in currency exchange rates, preserve the Company's future earnings, protect the U.S. dollar value of the Company's foreign net assets, manage clearly-defined economic exposures from adversely impacting cash flow and adopt a system of internal controls over the execution of foreign currency transactions.

         The Company does not undertake foreign currency transactions unless in support of underlying business. The Company hedges transaction exposures and certain anticipated, contingent and economic exposures and does not hedge translation exposures.

         The principal currencies the Company hedges are the Japanese yen, German mark, Irish punt, Great British pound and French franc, although this is subject to change. The Company monitors its foreign exchange exposure daily to ensure overall effectiveness of its foreign currency hedge positions, however, there can be no assurance that the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position (see Note 1 to Consolidated Financial Statements).

         Almost all of the Company's revenue is in U.S. dollars and thus its foreign exchange rate risk is limited to foreign-currency-denominated expenses, which are minimal. Because this exposure is so small, and because the Company actively hedges this exposure, the Company believes that sudden and/or significant changes in foreign currency exchange rates would have no significant impact to its operating results or financial position.

INTEREST RATE SWAP

         At March 31, 1998, the Company had an outstanding interest rate swap contract. The Company entered into this agreement to reduce the impact of changes in interest rates on future lease expense for the new Company headquarters and operation facilities (see Note 14 to Consolidated Financial Statements). The interest rate fluctuations will result in a receipt or disbursement of funds by the Company on each April 30th and October 30th until the termination of the agreement on October 30, 2007. The amount exchanged will be amortized over the term of the lease. Gains and losses on this interest rate swap will generally be offset by corresponding losses and gains on the related lease agreements, resulting in negligible net exposure to the Company.

EQUITY INVESTMENTS

         The Company is exposed to equity price risks on the marketable portion of an equity investment entered into for the promotion of business and strategic objectives. This investment is in a small capitalization, high-technology company. The Company generally has not attempted to reduce its market risk on this investment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF FORE SYSTEMS,INC.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 46 present fairly, in all material respects, the financial position of FORE Systems, Inc., and its subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Price Waterhouse LLP
Boston, Massachusetts
April 22, 1998

                        CONSOLIDATED STATEMENT OF INCOME
                       IN THOUSANDS, EXCEPT PER-SHARE DATA

                                                         YEAR ENDED MARCH 31
                                                   --------------------------------
                                                    1998         1997        1996
                                                    ----         ----        ----
Revenue                                           $458,369     $395,347    $235,189
Cost of sales                                      203,173      169,118      98,666
                                                   --------------------------------
Gross profit                                       255,196      226,229     136,523
                                                   --------------------------------
Operating expenses:
   Research and development                         66,779       55,217      31,212
   Sales and marketing                             128,473       90,025      54,132
   General and administrative                       23,372       17,603      11,115
   Merger-related                                        -        1,747      29,375
                                                    -------------------------------
   Total operating expenses                        218,624      164,592     125,834
                                                   --------------------------------
Income from operations                              36,572       61,637      10,689
Interest income, net                                13,446       12,427       9,906
Litigation settlement charges                            -       (8,257)          -
Other income (expense)                                 203         (315)        (41)
                                                       ----------------------------
Income before provision for income taxes            50,221       65,492      20,554
Provision for income taxes                          15,066       24,022      10,817
                                                    -------------------------------
Net income                                        $ 35,155     $ 41,470    $  9,737
                                                  =================================

Net income per common share - basic               $   0.35     $   0.45    $   0.12
                                                  =================================

Net income per common share - diluted             $   0.35     $   0.41    $   0.11
                                                  =================================




The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED BALANCE SHEET
                         IN THOUSANDS, EXCEPT SHARE DATA

                                                                        MARCH 31
                                                                    1998         1997
                                                                    ----         ----
ASSETS:
Current assets:
   Cash and cash equivalents                                      $127,231    $129,424
   Short-term investments                                          186,999     170,258
   Accounts receivable, net of allowance for doubtful accounts
      of $7,194 at March 31, 1998 and $4,090 at March 31, 1997     111,347      84,997
   Inventories                                                      70,388      50,769
   Deferred income taxes                                            36,620      29,296
   Prepaid income taxes                                                  -      19,153
   Prepaid expenses and other current assets                        12,127       6,774
                                                                    ------------------
      Total current assets                                         544,712     490,671
Fixed assets, net                                                   71,495      47,906
Other non-current assets                                             5,000           -
                                                                     -----------------
      Total assets                                                $621,207    $538,577
                                                                  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                               $ 37,240    $ 36,919
   Accrued payroll and related costs                                18,560      13,909
   Income taxes payable                                             13,789           -
   Deferred revenue                                                 28,719      18,471
   Other current liabilities                                        15,881      15,099
                                                                   -------------------
      Total current liabilities                                    114,189      84,398
                                                                   -------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share; 300,000,000 shares authorized; shares issued 100,302,143 at March 31, 1998
      and 97,792,458 at March 31, 1997                             423,782     405,768
   Retained earnings                                                88,285      53,130
   Treasury stock, at cost: 137,310 shares at March 31, 1998
      and 120,000 shares at March 31, 1997                          (3,252)     (3,248)
   Cumulative translation adjustment                                  (101)         53
   Valuation allowance for short-term investments                   (1,696)     (1,524)
                                                                   -------------------
      Total stockholders' equity                                   507,018     454,179
                                                                   -------------------
      Total liabilities and stockholders' equity                  $621,207    $538,577
                                                                  ====================



The accompanying notes are an integral part of these financial statements.

              CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK AND
                              STOCKHOLDERS' EQUITY
                         IN THOUSANDS, EXCEPT SHARE DATA


                                                             Valuation
                                                             Allowance
                                      Common Stock              for      Retained   Cumulative
                                      ------------          Short-term   Earnings  Translation     Treasury
                                  Shares        Amount     Investments  (Deficit)   Adjustment        Stock       Total
                                  ------        ------     -----------  ---------   ----------        -----       -----
Balance, March 31, 1995         68,705,496     $ 93,316       $ (264)    $ 4,674        $   -    $     -       $ 97,726
 Issuance of Common stock
   under stock option and
   employee purchase plans       2,905,522       13,045            -           -            -          -         13,045
 Acquisitions (see Note 2)       3,341,786        3,028            -      (1,027)           -          -          2,001
 Issuance of Common stock
   in public offerings          13,029,790      208,491            -           -            -          -        208,491
 Income tax benefit from stock
   option plan activity                  -        5,254            -           -            -          -          5,254
 Change in valuation allowance
   for short-term investments            -            -         (264)          -            -          -           (264)
 Net income                              -            -            -       9,737            -          -          9,737
                               -----------------------------------------------------------------------------------------

Balance, March 31, 1996         87,982,594      323,134         (528)     13,384            -          -        335,990

 Issuance of Common stock
   under stock option and
   employee purchase plans       4,554,631       35,454            -           -            -          -         35,454
 Acquisitions (see Note 2)       5,255,233        6,829            -      (1,724)           -          -          5,105
 Income tax benefit from
   acquisitions                          -        6,335            -           -            -          -          6,335
 Income tax benefit from stock
   option plan activity                  -       34,016            -           -            -          -         34,016
 Change in valuation allowance
   for short-term investments            -            -         (996)          -            -          -           (996)
 Purchase of treasury stock              -            -            -           -            -     (3,248)        (3,248)
 Cumulative translation
   adjustment                            -            -            -           -           53          -             53
 Net income                              -            -            -      41,470            -          -         41,470
                                ----------------------------------------------------------------------------------------

Balance, March 31, 1997         97,792,458      405,768       (1,524)     53,130           53     (3,248)       454,179
 Issuance of Common stock
   under stock option and
   employee purchase plans       2,509,685       16,830            -           -            -          -         16,830
 Income tax benefit from stock
   option plan activity                 -         1,184            -           -            -          -          1,184
 Change in valuation allowance
   for short-term investments           -             -         (172)          -            -          -           (172)
 Purchase of treasury stock             -             -            -           -            -         (4)            (4)
 Cumulative translation
   adjustment                           -             -            -           -         (154)         -           (154)
 Net income                             -             -            -      35,155            -          -         35,155
                                ----------------------------------------------------------------------------------------

Balance, March 31, 1998       100,302,143      $423,782      $(1,696)    $88,285        $(101)   $(3,252)      $507,018
                              ==========================================================================================



The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  In thousands


                                                                            YEAR ENDED MARCH 31
                                                                            -------------------
                                                                        1998        1997        1996
                                                                        ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $ 35,155     $ 41,470    $  9,737
Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation                                                        25,238       16,402       6,817
    Amortization of capitalized software development costs                 976          782       1,673
    Deferred income tax benefit                                         (7,324)      (3,387)    (13,011)
    Income tax benefit related to stock options                          1,184       34,016       5,254
    Cumulative translation adjustment                                     (154)          53           -
    Change in operating assets and liabilities:
       Accounts receivable                                             (26,350)     (34,697)    (24,250)
       Inventories                                                     (19,619)     (23,180)     (8,567)
       Prepaid expenses and other current assets                        (4,860)        (302)     (2,217)
       Accounts payable                                                    321        4,001      18,977
       Accrued liabilities                                               5,454      (10,498)     30,111
       Prepaid income taxes and income taxes payable                    32,942      (23,722)       (766)
       Deferred revenue                                                 10,248        6,417       5,375
                                                                        -------------------------------
Net cash provided by operating activities                               53,211        7,355      29,133
                                                                        -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                               (192,582)    (393,588)   (159,174)
    Redemption and sale of short-term investments                      175,669      314,476      96,250
    Investment in other non-current assets                              (5,000)           -           -
    Capitalization of software development costs                        (1,469)        (677)     (1,364)
    Cash from acquisitions                                                   -        4,616       1,273
    Purchases of fixed assets                                          (48,827)     (38,875)    (23,507)
                                                                       --------------------------------
Net cash used in investing activities                                  (72,209)    (114,048)    (86,522)
                                                                       --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable and capital lease obligations      (21)        (102)       (280)
    Purchase of treasury stock                                              (4)      (3,248)          -
    Proceeds from issuance of Common stock                              16,830       35,454     222,699
                                                                        -------------------------------
Net cash provided by financing activities                               16,805       32,104     222,419
                                                                        -------------------------------

Increase (decrease) in cash and cash equivalents                        (2,193)     (74,589)    165,030
                                                                       --------------------------------
Cash and cash equivalents at beginning of year                         129,424      204,013      38,983
                                                                       --------------------------------

Cash and cash equivalents at end of year                             $ 127,231    $ 129,424   $ 204,013
                                                                     ==================================
Cash paid (refunded) during the year for:
    Interest                                                         $      54    $      27   $      18
    Income taxes paid (refunded)                                     $ (11,772)   $  17,326   $  19,833




The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            All data in thousands except for share and per-share data

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

   FORE Systems, Inc. ("FORE Systems" or the "Company") is a leading global supplier of networking solutions based on an Intelligent Infrastructure(TM) designed to handle the networked applications of today and tomorrow. The Company's Networks of Steel(TM) deliver the increased capacity, reduced complexity and unparalleled flexibility and scalability required to build networks that last.

Principles of Consolidation and Basis of Presentation

   The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated. The Company's fiscal year ends March 31. Any reference to years stated hereafter represents the fiscal year unless otherwise indicated.

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

Capitalized Software Development Costs

   Software development costs for new software and enhancements to existing software are expensed as incurred until the establishment of technological feasibility. Subsequent to establishment of technological feasibility, the Company capitalizes software development costs incurred until the product is available for general release to customers. Capitalized software development costs are amortized to cost of sales on a product-by-product basis over the estimated lives of the related products. Unamortized capitalized software development costs of $668 and $175 are included in prepaid expenses and other current assets at March 31, 1998 and 1997, respectively.

Fixed Assets

   Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range up to 10 years. Leasehold improvements are recorded at cost and amortized over the shorter of the estimated lives of the related assets or the term of the lease.

Warranty Reserve

   The Company generally provides a warranty for up to fifteen months on its products. Estimated warranty costs are accrued at the time revenue is recognized and are charged to cost of sales.

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

Financial Instruments

   The Company uses forward currency exchange contracts on a limited basis to manage foreign currency exchange rate risk and does not use them for trading purposes. The exposure to credit risk for these contracts is minimal since they are with major financial institutions. These contracts' terms range from one week to two years and are entered to hedge certain firm commitments denominated in those currencies. At March 31, 1998, the Company had outstanding forward currency contracts to buy $11,948 worth of various foreign currencies as outlined below and to sell $549 worth of Japanese yen.

                                            Contract      Unrealized     Market
                                              Value      Gain (Loss)      Value
-------------------------------------------------------------------------------
Contracts to buy foreign currencies:
Irish punt                                   $ 4,607          $(151)    $ 4,456
Great British pounds                           2,687            107       2,794
French francs                                    855            (27)        828
German marks                                   3,799           (118)      3,681
                                             ----------------------------------
                                             $11,948          $(189)    $11,759
                                             ==================================
Contracts to sell foreign currencies:
Japanese yen                                 $   549          $ (32)    $   517
                                             ==================================

   At March 31, 1997, the Company had outstanding forward currency contracts to sell $143 worth of Japanese yen.

   At March 31, 1998, the Company had an outstanding interest rate swap contract. The Company entered into this contract, effective October 31, 1997, to reduce the impact of changes in interest rates on future lease expense for the new Company headquarters and operating facilities (see Note 14). Under the terms of the contract, the Company will receive a floating interest rate based upon 6-month LIBOR in exchange for payment of a fixed interest rate.

   Over the life of the contract, the notational amount upon which the interest payments will be calculated will range between approximately $21.8 million and $18.0 million. The interest rate fluctuations will result in a receipt or disbursement of funds by the Company on each April 30th and October 30th until the termination of the agreement on October 30, 2007. The amount exchanged will be amortized over the term of the lease. Gains and losses on this interest rate swap will generally be offset by corresponding losses and gains on the related lease agreements, resulting in negligible net exposure to the Company.

Net Income Per Share

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

Year Ended March 31                                   1998       1997     1996
------------------------------------------------------------------------------

Net income available to common stockholders       $ 35,155    $41,470  $ 9,737
                                                  ----------------------------

Shares used for basic per share computation
   weighted average  shares outstanding             99,214     92,063   80,521

Effect of Dilutive Securities:
   Stock options                                     2,645      7,886    5,911
                                                  ----------------------------

Shares used for diluted per share computation      101,859     99,949   86,432
                                                  ============================

Net Income Per Share:
   Basic                                          $   0.35    $  0.45  $  0.12
                                                  ============================
   Diluted                                        $   0.35    $  0.41  $  0.11
                                                  ============================

Accounting for Stock Options

   As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for stock based awards to employees. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements for all periods presented.


Advertising

   Advertising costs are charged to operations when incurred. The Company did not incur any costs associated with direct response advertising in 1998, 1997 and 1996 and there were no capitalized advertising costs at March 31, 1998, 1997 and 1996. Advertising expense for 1998, 1997 and 1996 was $10,400, $6,716 and $5,314, respectively.

Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

New Accounting Pronouncements

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company will implement SFAS 130 and SFAS 131, which require the Company to report and display certain information related to comprehensive income and operating segments, as required in fiscal 1999.


2. BUSINESS COMBINATIONS

   In November 1996, the Company acquired Nemesys Research Limited, based in Cambridge, England, ("Nemesys") a developer and supplier of ATM video distribution and videoconferencing products, including a line of ATM video encoders and decoders. The Company issued 413,635 shares of its Common stock, (resulting in an increase to Common stock of $328) in exchange for all of the outstanding ordinary shares of Nemesys. The transaction was accounted for as a pooling of interests. In addition, the Company reserved 36,360 shares of Common stock for issuance upon the exercise of options granted in substitution of options to purchase ordinary shares of Nemesys.

   Also, in November 1996, the Company acquired Scalable Networks, Inc. ("Scalable"), a developer of high-performance, cost-effective switched Fast Ethernet desktop and Gigabit Ethernet switching technology directed to gaining cost-effective desktop and server connections to ATM backbone networks. The Company issued 900,870 shares of its Common stock (resulting in an increase to Common stock of $2,140) in exchange for all of the outstanding shares of Scalable. The transaction was accounted for as a pooling of interests. The Company also reserved 46,381 shares of Common stock for issuance upon the exercise of options granted in substitution of options to purchase shares of Scalable Common stock.

   In December 1996, the Company acquired Cadia Networks, Inc. ("Cadia"), a developer of multiservice WAN adaptation and concentration technology for the service provider market. The Company issued 3,940,728 shares of its Common stock (resulting in an increase to Common stock of $4,361) in exchange for all of the outstanding shares of Cadia. The transaction was accounted for as a pooling of interests. The Company also reserved 73,893 shares of Common stock for issuance upon the exercise of options granted in substitution of options to purchase shares of Cadia Common stock.

   In connection with these business combinations, the Company incurred merger-related expenses of approximately $1,700 which consist of fees to financial advisors, legal and accounting fees and other related expenses.

   The aggregated historical results of operations and financial position of Nemesys, Scalable and Cadia are not material to the Company's consolidated financial statements and prior period amounts have, therefore, not been restated. Accordingly, retained earnings have been adjusted as of October 1, 1996, to reflect the aggregate accumulated deficits of $176, $470 and $1,078 for Nemesys, Scalable and Cadia, respectively. The aggregate revenue and earnings of Nemesys, Scalable and Cadia for fiscal years 1996 and 1995 are immaterial in comparison to the revenue and earnings reported by the Company for those periods.

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

   Merger-related expenses of approximately $27,000 were expensed upon the consummation of the acquisition in the quarter ended March 31, 1996. Merger-related expenses included $10,000 of transaction costs, $9,000 related to duplicate facilities and assets, $4,000 for transition and severance agreements for duplicate employees and $4,000 of other costs. Transaction costs incurred by the Company include fees to financial advisors, legal and accounting fees and other related expenses.

   During the quarter ended December 31, 1995, the Company acquired CellAccess Technology, Inc. ("CAT"), a developer of digital access products for ATM and Frame Relay networks. The Company issued 1,408,948 shares of Common stock (resulting in an increase to Common stock of $2,248) in exchange for all of the outstanding shares of CAT. This business combination has been accounted for as a pooling of interests. In connection with this business combination, the Company incurred merger-related expenses of approximately $690 which consist primarily of fees to financial advisors, legal and accounting fees, facility consolidation costs and other related expenses.

   During the quarter ended June 30, 1995, the Company acquired Applied Network Technology, Inc. ("ANT"), a developer of Ethernet switches, and RainbowBridge Communications, Inc. ("RCI"), a developer of routing software. The Company issued an aggregate of 1,932,838 shares of its Common stock (resulting in an increase to Common stock of $780) in exchange for all of the outstanding shares of ANT and RCI. The Company also reserved 728,404 additional shares of Common stock for issuance to holders of options formerly exercisable for shares of ANT Common stock. Each of these business combinations has been accounted for as a pooling of interests. In connection with these business combinations, the Company incurred merger-related expenses of approximately $1,600 which consist of fees to financial advisors, legal and accounting fees and other related expenses.

   The aggregated historical results of operations and financial position of CAT, ANT and RCI were not material to the Company's consolidated financial statements and prior period amounts were, therefore, not restated. Accordingly, retained earnings have been adjusted as of the beginning of fiscal 1996, to reflect the aggregate accumulated deficit of ANT and RCI of $574, and as of the beginning of fiscal 1996, to reflect the accumulated deficit of CAT of $453.

3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   Cash equivalents and short-term investments, classified as available for sale, consist of the following:

                                         Amortized    Unrealized
March 31, 1998                                Cost    Gain (Loss)  Market Value
-------------------------------------------------------------------------------
Municipal notes and bonds                 $148,678      $(1,696)     $146,982
Commercial paper and other                  48,233          (25)       48,208
U.S. Government securities                  57,697           25        57,722
                                            -----------------------------------
                                          $254,608      $(1,696)     $252,912
                                          =====================================

                                       Amortized    Unrealized
March 31, 1997                              Cost     Gain (Loss) Market Value
-----------------------------------------------------------------------------
Municipal notes and bonds               $133,845       $(1,554)      $132,291
Commercial paper and other                31,276           100         31,376
U.S. Government securities                91,393           (70)        91,323
                                          -----------------------------------
                                        $256,514       $(1,524)      $254,990
                                        =====================================

   The contractual maturity of available-for-sale securities within one year at March 31, 1998 and 1997 was $210,595 and $216,137, respectively. The contractual maturity of available-for-sale securities over one year and less than three years at March 31, 1998 and 1997 was $42,317 and $38,853, respectively. Gross realized gains and losses on sales of securities in 1998 and 1997 were immaterial.

4. INVENTORIES

Inventories are summarized as follows:

March 31                                                  1998           1997
-----------------------------------------------------------------------------
Raw materials                                          $15,120        $16,054
Work in process                                         11,512          5,097
Finished goods                                          43,756         29,618
                                                        ---------------------
Total inventories                                      $70,388        $50,769
                                                       ======================

5. FIXED ASSETS

Fixed assets are summarized as follows:

March 31                                                   1998          1997
-----------------------------------------------------------------------------
Leasehold improvements                                 $ 13,281       $ 3,372
Land                                                      2,176         2,176
Equipment and furniture                                 109,203        70,285
                                                        ---------------------
Total fixed assets                                      124,660        75,833
Less: accumulated depreciation  and amortization         53,165        27,927
                                                         --------------------
Fixed assets, net                                      $ 71,495       $47,906
                                                       ======================


6. LINE OF CREDIT

   The Company has a line of credit available from a bank under which it can borrow up to $20 million. Borrowings under the agreement bear interest at either the prime rate or the LIBOR rate plus 1%, at the option of the Company. Borrowings under this arrangement are secured by the Company's fixed assets, inventories and accounts receivable. There were no borrowings under this line at March 31, 1998. The bank agreement contains certain covenants, the most restrictive of which require the maintenance of a certain level of net worth, and expires on September 30, 1998.


7. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

   At March 31, 1998 and 1997, the Company had notes payable and capital lease obligations aggregating $614 and $615, respectively, which are included in other current liabilities. Interest expense for the years ended March 31, 1998, 1997 and 1996 was $0, $4 and $29, respectively.

8. INCOME TAXES

   The components of the provision for income taxes for the years ended March 31, 1998, 1997 and 1996 are as follows:

Year Ended March 31                                    1998      1997       1996
--------------------------------------------------------------------------------
Income before taxes:
  Domestic                                         $28,486   $64,294   $ 20,254
  Foreign                                           21,735     1,198        300
                                                   -----------------------------
  Total income before taxes                         50,221    65,492     20,554
                                                   -----------------------------

Current income tax expense:
  Federal                                           17,071    20,593     19,503
  State                                              1,600     4,759      4,677
  Foreign                                            3,726       606        141
                                                   -----------------------------
  Total current income tax expense                  22,397    25,958     24,321
                                                   -----------------------------

Deferred income tax benefit:
  Federal                                           (7,023)   (1,446)   (10,725)
  State                                               (308)     (490)    (2,779)
                                                   -----------------------------
  Total deferred income tax benefit                 (7,331)   (1,936)   (13,504)
                                                   -----------------------------
  Total income taxes                               $15,066   $24,022   $ 10,817
                                                   =============================

   Deferred income taxes result from differences in the timing of recognition of income and expense items for tax and financial reporting purposes. The principal sources of such differences and the tax effect of each are as follows at March 31, 1998 and 1997:

March 31                                                       1998       1997
-------------------------------------------------------------------------------
Deferred tax assets (liabilities):
Reserves not currently deductible                            $13,560    $13,066
Deferred revenue                                               2,747      2,706
    Depreciation and amortization                                852        290
    Other                                                      2,566      2,451
    Capitalized software development costs                       (62)       (69)
    Research and development credits                           3,586        489
    Net operating loss carryforwards                           6,779      2,528
    Merger-related expenses                                      576      1,572
    Acquired assets basis difference                           5,954      6,194
                                                             ------------------
Net deferred tax assets                                      $36,558    $29,227
                                                             ==================

   The deferred tax liabilities of $62 and $69 at March 31, 1998 and 1997, respectively, are included in other current liabilities.

   The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

Year Ended March 31                                   1998     1997     1996
-----------------------------------------------------------------------------
Statutory rate applied to income before taxes        35.00%   35.00%   35.00%
State income taxes, net of federal benefit            2.18      3.82     5.70
Foreign Sales Corporation                             (.62)    (2.49)   (8.77)
Research and development credits                     (3.45)    (1.79)   (0.80)
Foreign income taxed at different rates              (7.39)     0.49     0.39
Merger-related expenses                                  -      0.69    20.83
Other, net                                            4.28      0.95     0.27
                                                     ------------------------
Total income taxes                                   30.00%   36.67%   52.62%
                                                     ========================

   The effective income tax rate for the year ended March 31, 1998 was 30%. Based upon the estimated split between foreign and domestic income for the year, income taxes were recorded at a 34% effective rate for the first nine months of the year. The estimate was revised during the fourth quarter, resulting in an effective tax rate of 22% for the quarter.

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

10. STOCK OPTION PLANS

   The Company's stock option plans provide for the issuance of an aggregate of 32,702,286 shares of Common stock, of which 4,239,130 shares are available for future grants at March 31, 1998.

   The Compensation Committee of the Board of Directors determines the term of each option, option exercise price within limits set forth in the plans, number of shares for which each option is granted and the rate at which each option is exercisable. However, under certain plans, the exercise price of any stock option may not be less than the fair market value of the shares on the date granted (or, with respect to incentive stock options, less than 110% of the fair market value in the case of an optionee holding more than 10% of the voting stock of the Company), and the term cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of the Company's voting stock); under certain other plans, the exercise price for stock options, which do not qualify as incentive stock options under the Internal Revenue Code, are determined by the Compensation Committee of the Board of Directors in its discretion and the term of such options cannot exceed ten years. Transactions under the stock option plans are summarized as follows:

                                                                        Weighted
                                                                         Average
                                                      Shares      Exercise Price
--------------------------------------------------------------------------------
Outstanding at March 31, 1995                     10,421,939              $ 4.04
    Granted                                        6,007,868              $19.95
    Exercised                                     (2,648,278)             $ 1.60
    Cancelled                                     (1,461,644)             $ 7.06
                                                  ------------------------------

Outstanding at March 31, 1996                     12,319,885              $11.97
    Granted                                        7,474,145              $32.36
    Exercised                                     (4,233,499)             $ 6.97
    Cancelled                                     (1,833,008)             $24.35
                                                  ------------------------------

Outstanding at March 31, 1997                     13,727,523              $22.96
    Granted                                       14,422,982              $15.31
    Exercised                                     (2,033,093)             $ 5.33
    Cancelled                                    (10,380,070)             $26.08
                                                 -------------------------------

Outstanding at March 31, 1998                     15,737,342              $16.17
                                                 ===============================

Exercisable at March 31, 1996                      3,050,389              $ 5.02
Exercisable at March 31, 1997                      3,285,699              $ 9.41
Exercisable at March 31, 1998                      5,283,110              $14.46

Options outstanding as of March 31, 1998:

                                                       Weighted
                                                        Average     Weighted
                                                      Remaining      Average
                                       Number       Contractual     Exercise
Range of Exercise Prices          Outstanding   Life (in years)       Prices
----------------------------------------------------------------------------
$ 0.02 - $13.06                     1,862,497              6.33       $ 4.86
$13.13 - $14.69                     3,016,820              9.06       $13.81
$14.75 - $15.19                     6,086,170              8.12       $15.17
$15.25 - $18.88                     2,282,325              9.66       $16.63
$18.94 - $33.63                     2,489,530              8.40       $29.51
                                   -----------------------------------------
$ 0.02 - $33.63                    15,737,342              8.36       $16.17
                                   =========================================

Options exercisable as of March 31, 1998:
                                                                    Weighted
                                                Number               Average
Range of Exercise Prices                   Exercisable        Exercise Price
----------------------------------------------------------------------------
$ 0.02 - $13.06                              1,420,264                $ 3.01
$13.13 - $14.69                                621,955                $13.71
$14.75 - $15.19                              2,421,867                $15.18
$15.25 - $18.88                                 17,311                $16.81
$18.94 - $33.63                                801,713                $33.11
                                               -----------------------------
$ 0.02 - $33.63                              5,283,110                $14.46
                                             ===============================

   The employee stock purchase plans (the "Stock Purchase Plans") allow eligible employees the opportunity to purchase up to an aggregate of 2,109,530 shares of Common stock through payroll deductions at a purchase price per share not less than 85% of the fair market value on the first or last day of the quarterly offering periods (as defined in the Stock Purchase Plans), whichever is lower. The shares issued under the Stock Purchase Plans were 497,070, 304,857 and 203,794 as of March 31, 1998, 1997 and 1996, respectively.

   As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for stock-based awards to employees. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements for all periods presented.

   Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Stock Purchase Plan, collectively called "options") granted subsequent to March 31, 1995 under the fair value method of that statement. The fair value of options granted in fiscal years 1998, 1997 and 1996 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                            Stock Option Plan        Stock Purchase Plan
                           1998    1997   1996      1998    1997    1996
------------------------------------------------------------------------
Risk-free rate (%)         5.99    5.74   6.54      5.05    5.07    5.31
Volatility (%)            44.81   34.96  38.24     49.28   41.69   41.92
Expected Life (in years)   2.43    2.55   2.62      0.25    0.24    0.24
Dividend Yield (%)         0.00    0.00   0.00      0.00    0.00    0.00

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted through March 31, 1998, 1997 and 1996 was $4.58, $9.74 and $7.90 per share, respectively. The weighted average estimated fair value of shares granted under the Stock Purchase Plans during the years ended March 31, 1998, 1997 and 1996 was $3.83, $8.37 and $4.83, respectively.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                 1998       1997     1996
-------------------------------------------------------------------------
Pro forma net income                           $3,486    $19,163    $ 127
Pro forma net income per common share
   Basic                                       $ 0.04    $  0.21    $0.00
   Diluted                                     $ 0.03    $  0.19    $0.00

   Because the Company anticipates making additional grants and options vest over several years, the effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. SFAS 123 is applicable only to options granted subsequent to March 31, 1995.

11. DEFINED CONTRIBUTION PLAN

   In November 1993, the Company adopted a 401(k) plan (the "Plan") that covers substantially all employees who meet minimum age and service requirements. Company contributions are determined at the discretion of the Board of Directors. The Plan also permits tax-deferred salary deductions for eligible employees in accordance with the Internal Revenue Code.

   The expenses of this plan for the years ended March 31, 1998, 1997 and 1996 were $3,451, $2,495 and $1,014, respectively.

12. SEGMENT, MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK INFORMATION

   The Company operates in a single industry segment encompassing the development, manufacture, marketing, selling and technical support of networking products and services.

   Revenue from government agencies, as a percentage of total revenue, for the years ended March 31, 1998, 1997 and 1996 was 7%, 9% and 7%, respectively.

   There were no customers with revenue in excess of 10% of the Company's total revenue for the years ended March 31, 1998, 1997 and 1996.

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


Accounts receivable were concentrated as follows:

March 31                                                      1998         1997
--------------------------------------------------------------------------------
Domestic                                                       47%           46%
Foreign                                                        39            44
U.S. Government                                                14            10
                                                               -----------------
                                                              100%          100%
                                                              ==================

13. GEOGRAPHIC INFORMATION

   Revenue from sales to customers for the years ended March 31, 1998, 1997 and 1996 was distributed as follows:

Year Ended March 31                                1998        1997        1996
-------------------------------------------------------------------------------
United States                                  $315,561    $249,113    $142,860
Europe (includes Middle East and Africa)         86,393      67,405      46,797
Pacific Rim                                      34,840      62,381      31,821
Other International                              21,575      16,448      13,711
                                                 ------------------------------
Total                                          $458,369    $395,347    $235,189
                                               ================================

   The Company's operations are in a single industry segment which includes the design, development, manufacture, sales and support of networking products.

   The Company commenced manufacturing operations internationally in May 1997. The summarized financial information by geographic area is as follows:

                                  United
Year Ended March 31, 1998         States   International     Elimination    Consolidated
----------------------------------------------------------------------------------------
Total revenue
   Unaffiliated Customers       $340,199        $118,170     $      -           $458,369
   Intercompany                   26,534             944      (27,478)                 -
                                --------------------------------------------------------
      Total                     $366,733        $119,114     $(27,478)          $458,369
                                ========================================================

Income from operations          $ 27,047        $  9,525     $      -           $ 36,572
                                ========================================================

Identifiable assets             $571,473        $ 49,066     $      -           $620,539
                                ========================================================


14. LEASE COMMITMENTS

   In December 1995, the Company entered into an agreement to lease headquarters and operating facilities constructed on land which was purchased by the Company. The Company is now occupying the facilities. In October 1997, the lessor finalized permanent financing arrangements for the facilities with a group of lenders. The total amount financed was $41 million. The Company is leasing the facilities under a ten-year operating lease and has options, subject to the lenders' and lessor's consent, to renew the lease for two additional five-year terms. Annual minimum rental payments under the lease are approximately $3.3 million and commenced in calendar 1998. The Company has guaranteed repayment of up to approximately $32 million of the lenders' financing of the facilities, which includes pledged amounts of approximately $29 million, as of March 31, 1998, of securities it holds as collateral for specified obligations of the lessor. In addition, under the terms of the lease, the Company is required to comply with certain financial covenants including the maintenance of a minimum tangible net worth. Other restrictive covenants limit indebtedness and the payment of dividends.

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

   The Company has purchased additional option property by issuing a note that is secured by a mortgage that encumbers the option property. The note of $614 is included in other current liabilities. The Company also has operating lease agreements relating to certain other facilities and equipment which expire at various dates. Rent expense on operating leases for the years ended March 31, 1998, 1997 and 1996 was $13,510, $9,764 and $5,167, respectively.

Future minimum payments under all non-cancelable operating leases as of March 31, 1998 are summarized as follows:

                                                               Operating Leases
--------------------------------------------------------------------------------
1999                                                                    $10,486
2000                                                                      9,160
2001                                                                      6,741
2002                                                                      5,945
2003                                                                      4,937
Thereafter                                                               20,819
                                                                         ------
Total                                                                   $58,088
                                                                        =======

15. QUARTERLY RESULTS (UNAUDITED)

Year Ended March 31, 1998                     Q4         Q3         Q2        Q1
--------------------------------------------------------------------------------
Revenue                                 $131,208   $122,083   $109,719   $95,359
Gross profit                            $ 72,357   $ 68,139   $ 61,525   $53,175
Income from operations                  $ 13,237   $ 11,615   $  7,169   $ 4,551
Net income                              $ 13,153   $ 10,050   $  6,969   $ 4,983
Net income per common share - basic     $   0.13   $   0.10   $   0.07   $  0.05
Net income per common share - diluted   $   0.13   $   0.10   $   0.07   $  0.05

Year Ended March 31, 1997                     Q4         Q3         Q2        Q1
--------------------------------------------------------------------------------
Revenue                                 $101,326   $112,645   $ 98,019   $83,357
Gross profit                            $ 57,252   $ 64,159   $ 56,373   $48,445
Merger-related expenses                 $      -   $  1,747   $      -   $     -
Income from operations                  $ 11,771   $ 17,359   $ 17,862   $14,645
Litigation settlement charges           $ (8,257)  $      -   $      -   $     -
Net income                              $  3,887   $ 12,839   $ 13,351   $11,393
Net income per common share - basic     $   0.04   $   0.14   $   0.15   $  0.13
Net income per common share - diluted   $   0.04   $   0.13   $   0.14   $  0.12


16. LITIGATION

   In February 1997, ALANTEC, a wholly-owned subsidiary of the Company, contributed $7.5 million as a portion of a settlement entered into by three former directors and several former stockholders of ALANTEC ("Defendants") in a suit brought in 1994 by two former founders of ALANTEC. The plaintiffs sought damages for alleged breaches of fiduciary duties by the Defendants in 1991. Although ALANTEC was not a party to the lawsuit, it had certain indemnification obligations to the former directors under its former bylaws and indemnification agreements. The settlement avoids further litigation with respect to those indemnification obligations.

   In July and August 1997, the Company was notified that it was a party to seven nearly identical class action lawsuits alleging certain violations of federal securities laws by the Company and certain of its officers, who were named as defendants in the suits, arising from alleged misstatements or omissions by the Company. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from October 17, 1996 through April 1, 1997, inclusive. Pursuant to court order, the lawsuits were consolidated and a consolidated amended complaint was filed by the lead plaintiffs on December 31, 1997. The Company believes the allegations in the consolidated amended complaint are completely without merit and intends to defend these actions vigorously.
The Company filed a motion to dismiss the consolidated amended complaint, on the basis that the plaintiffs have failed to state a claim upon which relief may be granted, on February 17, 1998. The motion is fully briefed and the Company has requested that the court conduct oral argument on the motion. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.

    From time to time, the Company receives notifications that it is or may be infringing the intellectual property rights of third parties. At the present time, the Company is in separate discussions with two such third parties regarding the alleged infringement by the company of certain patents owned by such third parties. Management does not believe that the allegations of either of such third parties have merit. Management further believes that the ultimate outcome of these matters is not likely to have a material adverse effect on the results of operations or financial position of the Company.



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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) DOCUMENTS FILED AS PART OF THIS REPORT:

         1. Financial Statements. The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K:

                                                                         PAGE(S)

Report of Independent Accountants                                          24
Consolidated Statement of Income for the years ended March 31, 1998,
  1997 and 1996                                                            25
Consolidated Balance Sheet as of March 31, 1998 and 1997                   26
Consolidated Statement of Changes in Common Stock and Stockholders'
  Equity for the years ended March 31, 1998, 1997 and 1996                 27
Consolidated Statement of Cash Flows for the years ended March 31,
  1998, 1997 and 1996                                                      28
Notes to Consolidated Financial Statements                              29-44
Financial Statement Schedule:
  Schedule II--Valuation and Qualifying Accounts and Reserves              50

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

   10.1 FORE Systems, Inc. Incentive Stock Option Plan and Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.01 to the Company's Registration Statement on Form S-1, File No. 33-76176).(1)

   10.2 FORE Systems, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.02 to the Company's Registration Statement on Form S-1, File No. 33-76176).(1)

   10.3 FORE Systems, Inc. 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.05 to the Company's Registration Statement on Form S-1, File No. 33-76176).(1)

   10.4 FORE Systems, Inc. 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).(1)

   10.5 FORE Systems, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).(1)

   10.6 ALANTEC Corporation Second Amended and Restated 1991 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company's Post-Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8, File No. 333-00468).(1)

10.7 ALANTEC Corporation 1994 Stock Option Plan (incorporated by reference to Exhibit 10.15 to ALANTEC Corporation's Form 10-Q for the quarterly period ended June 30, 1995).(1)

10.8 ALANTEC Corporation 1995 Directors' Option Plan (incorporated by reference to Exhibit 4.4 to the Company's Post-Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8, File No. 333-00468).(1)

10.9 ALANTEC Corporation 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 333-1728).(1)

10.10 FORE Systems, Inc. Change in Control Separation Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
                1996).(1)

10.11           Summary of Fiscal Year 1998 Senior Management Bonus Plan.(1)

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

10.13 Participation Agreement, dated as of December 13, 1995, by and among FORE Systems, Inc., Wilmington Trust Company, Mellon Financial Services Corporation #4 and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended December 31, 1995).

10.14 Lease and Open End Mortgage, dated as of December 13, 1995, by and between FORE Systems, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended December 31, 1995).

10.15 Guaranty, dated as of December 13, 1995, by and among FORE Systems, Inc., Mellon Bank, N.A. and Mellon Financial Services Corporation #4 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended December 31,
                1995).

10.16 Guaranty Agreement, dated as of December 13, 1995, by and among FORE Systems Holding Corporation, Mellon Bank, N.A. and Mellon Financial Services Corporation #4 (incorporated by reference to
                Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended December 31, 1995).

10.17 Pledge and Security Agreement, dated as of December 13, 1995, by and among FORE

                Systems Holding Corporation, Mellon Bank, N.A., Mellon Financial Services Corporation #4 and Mellon Bank, N.A., as custodian (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarterly period ended December 31, 1995).

10.18 Guaranty and Suretyship Agreement, dated as of December 13, 1995, by and between FORE Systems, Inc. and The Redevelopment Authority of Allegheny County (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended December 31, 1995).

10.19 Loan and Security Agreement, dated as of December 13, 1995, by and between The Gustine Company and FORE Systems, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q for the quarterly period ended December 31, 1995).

10.20 Development Agreement, dated as of October 20, 1995, by and between The Gustine Company and FORE Systems, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q for the quarterly period ended December 31, 1995).

10.21 Amendment No. 1 to the Participation Agreement, dated as of October 31, 1997, by and among FORE Systems, Inc., Wilmington Trust Company, Mellon Financial Services Corporation #4 and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1997).

10.22 Amendment No. 1 to the Guaranty Agreement, dated as of October 31, 1997, by and among FORE Systems Holding Corporation, Mellon Financial Services Corporation #4 and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1997).

10.23 Amended and Restated Pledge and Security Agreement, dated as of October 31, 1997, by and among FORE Systems Holding Corporation, FORE Systems, Inc., Mellon Financial Services Corporation #4 and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended September 30, 1997).

10.24 Pledge and Security Agreement - B (Refinancing), dated as of October 31, 1997, by and among FORE Systems Holding Corporation, FORE Systems, Inc., Mellon Financial Services Corporation #4 and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended September 30, 1997).

10.25 Confirmation of Guaranty, dated as of October 31, 1997, by and among FORE Systems, Inc., Mellon Bank, N.A. and Mellon Financial Services Corporation #4 (incorporated by reference to Exhibit
                10.5 to the Company's Form 10-Q for the quarterly period ended September 30, 1997).

10.26 Form of Non-Competition Agreement, each dated December 21, 1992, between FORE Systems, Inc. and Dr. Eric C. Cooper, Dr. Robert D. Sansom, Dr. Onat Menzilcioglu and Mr. Francois J. Bitz (incorporated by reference to Exhibit 10.04 to the Company's Registration Statement on Form S-1, File No. 33-76176).(1)

10.27 Non-Competition Agreement, dated January 22, 1998, between FORE Systems, Inc. and Dr. Onat Menzilcioglu.(1)

21.1            Subsidiaries of the Registrant.

23.1            Consent of Independent Accountants.

27.1            Financial Data Schedule.

---------------------

(1) Management contract or compensatory plan or arrangement.

         (b) REPORTS ON FORM 8-K:

         The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1998.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    FOR THE THREE YEARS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)

                                   SCHEDULE II


                                                BALANCE AT                               BALANCE AT
           DESCRIPTION                         MARCH 31, 1997   ADDITIONS  DEDUCTIONS   MARCH 31, 1998
           -----------                         --------------   ---------  ----------   --------------
 Allowance for doubtful accounts.............     $ 4,090        $3,308    $  (204)       $7,194
                                                  -------        ------    -------        ------

                                                BALANCE AT                               BALANCE AT
           DESCRIPTION                         MARCH 31, 1996   ADDITIONS  DEDUCTIONS   MARCH 31, 1997
           -----------                         --------------   ---------  ----------   --------------
 Allowance for doubtful accounts.............     $ 1,087        $3,003    $     -        $4,090
                                                  -------        ------    -------        ------

                                                BALANCE AT                               BALANCE AT
           DESCRIPTION                         MARCH 31, 1995   ADDITIONS  DEDUCTIONS   MARCH 31, 1996
           -----------                         --------------   ---------  ----------   --------------
 Allowance for doubtful accounts.............     $   574        $  587    $   (74)       $1,087
                                                  -------        ------    -------        ------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FORE SYSTEMS, INC.


                                                     By:/s/ ERIC C. COOPER
                                                        ------------------
                                                     Eric C. Cooper
                                                     Chairman

June 29, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                                        TITLE                                               DATE
          ---------                                        -----                                               ----
/s/  ERIC C. COOPER                    Chairman and a Director                                             June 29, 1998
Eric C. Cooper


/s/  THOMAS J. GILL                    President and Chief Executive Officer                               June 29, 1998
Thomas J. Gill                         (Principal Executive Officer) and a Director

/s/  ROBERT D. SANSOM                  Senior Vice President and Chief                                     June 29, 1998
Robert D. Sansom                       Technical Officer and a Director

/s/  BRUCE E. HANEY                    Senior Vice President and Chief                                     June 29, 1998
Bruce E. Haney                         Financial Officer (Principal
                                       Financial Officer)

/s/  GARY J. BRUNNER                   Vice President, Controller and                                      June 29, 1998
Gary J. Brunner                        Treasurer (Principal Accounting
                                       Officer)

                                       Director                                                            June   , 1998
Onat Menzilcioglu


/s/  JOHN C. BAKER                     Director                                                            June 29, 1998
John C. Baker

/s/ DANIEL W. MCGLAUGHLIN              Director                                                            June 29, 1998
Daniel W. McGlaughlin

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

10.11             Summary of Fiscal Year 1998 Senior Management Bonus Plan.

10.27 Non-Competition Agreement, dated January 22, 1998, between FORE Systems, Inc. and Dr. Onat Menzilcioglu.(1)

21.1              Subsidiaries of the Registrant.

23.1              Consent of Independent Accountants.

27.1              Financial Data Schedule.