Form 10-Q
period 1998-06-30
FORE SYSTEMS INC /DE/
filed 1998-08-13
CIK 920000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998

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

                                Yes  X    No
                                   -----     -----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at July 31, 1998
----------------------------                       ----------------------------
Common Stock, $.01 par value                            101,610,360 Shares

                                    FORM 10-Q

                               FORE SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                      Number
                                                                                      ------
PART I.      FINANCIAL INFORMATION

     Item 1.       Financial Statements

                   FORE Systems, Inc. Consolidated Balance
                   Sheet as of June 30, 1998 and
                   March 31, 1998                                                        3

                   FORE Systems, Inc. Consolidated Statement
                   of Income for the three months ended
                   June 30, 1998 and 1997                                                4

                   FORE Systems, Inc. Consolidated Statement
                   of Cash Flows for the three months ended
                   June 30, 1998 and 1997                                                5

                   Notes to Unaudited Consolidated Financial
                   Statements                                                            6-8

     Item 2.       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                         9-13

     Item 3.       Quantitative and Qualitative Disclosures about Market Risk            13

PART II.           OTHER INFORMATION

     Item 1.       Legal Proceedings                                                     14

     Item 6.       Exhibits and Reports on Form 8-K                                      14

     Signatures                                                                          15

     Exhibit Index                                                                       16

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                               FORE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                (UNAUDITED)
                                                                                  JUNE 30,           MARCH 31,
                                                                                   1998                1998
                                                                                   ----                ----
                                                    ASSETS
Current assets:
      Cash and cash equivalents                                                    $ 121,492      $ 127,231
      Short-term investments                                                         201,741        186,999
      Accounts receivable, net of allowance for doubtful
        accounts of $6,562 at June 30, 1998 and
        $7,194 at March 31, 1998                                                     110,415        111,347
      Inventories                                                                     76,964         70,388
      Deferred income taxes                                                           35,619         36,620
      Prepaid expenses and other current assets                                       14,586         12,127
                                                                                   ---------      ---------
        Total current assets                                                         560,817        544,712
Fixed assets, net                                                                     75,514         71,495
Other non-current assets                                                               5,000          5,000
                                                                                   ---------      ---------

                     Total assets                                                  $ 641,331      $ 621,207
                                                                                   =========      =========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                             $  36,732      $  37,240
      Accrued payroll and related costs                                               13,924         18,560
      Income taxes payable                                                            18,310         13,789
      Deferred revenue                                                                27,858         28,719
      Other current liabilities                                                       10,782         15,881
                                                                                   ---------      ---------
        Total current liabilities                                                    107,606        114,189
                                                                                   ---------      ---------

Commitments and contingencies
Stockholders' equity:
      Common stock, par value $.01 per share; 300,000,000
        shares authorized; shares issued:
        101,556,894 at June 30, 1998 and 100,302,143
        at March 31, 1998                                                            436,173        423,782
      Retained earnings                                                              102,687         88,285
      Treasury stock, at cost:  145,130 shares                                        (3,252)        (3,252)
      Cumulative translation adjustment                                                 (238)          (101)
      Valuation allowance for short-term investments                                  (1,645)        (1,696)
                                                                                   ---------      ---------
        Total stockholders' equity                                                   533,725        507,018
                                                                                   ---------      ---------

                     Total liabilities and stockholders' equity                    $ 641,331      $ 621,207
                                                                                   =========      =========


    The accompanying notes are an integral part of these financial statements

                               FORE SYSTEMS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                   UNAUDITED

                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)


                                                      THREE MONTHS ENDED
                                                            JUNE 30,
                                                      -------------------
                                                      1998           1997
                                                      ----           ----

Revenue                                            $ 143,731      $ 95,359

Cost of sales                                         63,496        42,184
                                                   ---------      --------
Gross profit                                          80,235        53,175
                                                   =========      ========
Operating expenses:
         Research and development                     18,415        15,905
         Sales and marketing                          38,397        27,938
         General and administrative                    6,913         4,781
                                                   ---------      --------
            Total operating expenses                  63,725        48,624
                                                   =========      ========
Income from operations                                16,510         4,551

Interest income, net                                   3,823         3,029
Other income (expense)                                  (330)          (30)
                                                   ---------      --------
Income before provision for income taxes              20,003         7,550

Provision for income taxes                             5,601         2,567
                                                   ---------      --------
Net income                                         $  14,402      $  4,983
                                                   =========      ========
Net income per share - basic                       $    0.14      $   0.05
                                                   =========      ========
Net income per share - diluted                     $    0.14      $   0.05
                                                   =========      ========

   The accompanying notes are an integral part of these financial statements.

                               FORE SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                    UNAUDITED

                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                        ---------------------
                                                                        1998             1997
                                                                        ----             ----
Cash flows from operating activities:
      Net income                                                     $  14,402      $   4,983
      Adjustments to reconcile net income
         to net cash provided by (used in) operating activities:
             Depreciation and amortization                               8,249          5,514
             Deferred income tax benefit                                 1,001           (255)
             Cumulative translation adjustment                            (137)            40
             Change in operating assets and liabilities:
                 Accounts receivable                                       932            344
                 Inventories                                            (6,576)        (3,399)
                 Prepaid expenses and other current assets              (2,516)        (6,713)
                 Accounts payable                                         (508)        (3,468)
                 Accrued liabilities                                    (9,735)        (1,713)
                 Prepaid income taxes and income taxes payable           4,521          1,648
                 Deferred revenue                                         (861)           (36)
                                                                     ---------      ---------
Net cash provided by (used in) operating activities                      8,772         (3,055)
                                                                     ---------      ---------

Cash flows from investing activities:
      Purchases of short-term investments                              (49,701)       (48,645)
      Redemption and sale of short-term investments                     35,010         45,312
      Capitalization of software development costs                        (263)           (10)
      Purchases of fixed assets                                        (11,948)       (12,817)
                                                                     ---------      ---------
Net cash used in investing activities                                  (26,902)       (16,160)
                                                                     ---------      ---------

Cash flows from financing activities:
      Principal payments on notes payable and capital lease
         obligations                                                         -            (21)
      Proceeds from issuance of Common stock                            12,391          3,666
                                                                     ---------      ---------
Net cash provided by financing activities                               12,391          3,645
                                                                     ---------      ---------

Decrease in cash and cash equivalents                                   (5,739)       (15,570)

Cash and cash equivalents at beginning of period                       127,231        129,424
                                                                     ---------      ---------

Cash and cash equivalents at end of period                           $ 121,492      $ 113,854
                                                                     =========      =========


   The accompanying notes are an integral part of these financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998

NOTE 1.  Interim Financial Statements

         The accompanying unaudited interim consolidated financial statements of FORE Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for such period. The results of operations for the three month period ending June 30, 1998 are not necessarily indicative of results which may be achieved for the entire fiscal year ending March 31, 1999. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 as filed with the Securities and Exchange Commission.

NOTE 2.  Inventories (in thousands)

         Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and include raw material components, processing costs and manufacturing overhead costs. Inventories are summarized as follows:

                                June 30, 1998     March 31, 1998
                                -------------     --------------
Raw Materials                      $22,309          $15,120
Work in Process                     10,734           11,512
Finished Goods                      43,921           43,756
                                   -------          -------
Total Inventories                  $76,964          $70,388
                                   =======          =======

NOTE 3.  Lease Commitments

         In December 1995, the Company entered into an agreement to lease headquarters and operating facilities constructed on land that was purchased by the Company. The Company is now occupying the facilities. In October 1997, the lessor finalized permanent financing arrangements for the facilities with a group of lenders. The total amount financed was $41 million. The Company is leasing the facilities under a ten-year operating lease and has options, subject to the lenders' and lessor's consent, to renew the lease for two additional five-year terms. Annual minimum rental payments under the lease are approximately $3.3 million and commenced in calendar 1998. The Company has guaranteed repayment of up to approximately $32 million of the lenders' financing of the facilities, which includes pledged amount of approximately $29.2 million, as of June 30, 1998, of securities it holds as collateral for specified obligations of the lessor. In addition, under the terms of the lease, the Company is required to comply with certain financial covenants including the maintenance of a minimum tangible net worth. Other restrictive covenants limit indebtedness and the payment of dividends.

         The Company may, at its option, purchase the facilities during or at the expiration of the term of the lease at an amount equal to the remaining balance of any debt of the lessor related to the construction of the facilities plus any applicable prepayment penalties. If the Company does not exercise the purchase option at the end of the lease, the Company will guarantee the residual value of the facilities of approximately $24 million, an amount that was determined at the lease inception date.

NOTE 4.  Legal Proceedings

         In July and August 1997, the Company was notified that it was a party to seven nearly identical class action lawsuits, filed in the United States District Court for the Western District of Pennsylvania, alleging certain violations of federal securities laws by the Company and certain of its officers, who were named as defendants in the suits, arising from alleged misstatements or omissions by the Company. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from October 17, 1996 through April 1, 1997, inclusive. Pursuant to court order, the lawsuits were consolidated and a consolidated amended complaint was filed by the lead plaintiffs. The Company and the individual defendants subsequently filed their answer to the consolidated amended complaint. The Company believes the allegations in the consolidated amended complaint are completely without merit and intends to defend these actions vigorously. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.

         From time to time, the Company receives notifications alleging that it is or may be infringing the intellectual property rights of third parties. At the present time, the Company is in separate discussions with several such third parties regarding the alleged infringement by the Company of certain patents owned by such third parties. Management believes that the ultimate outcome of these matters is not likely to have a material adverse effect on the results of operations or financial position of the Company.

NOTE 5.  New Accounting Pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" ("SFAS 133"). This new standard requires recognition of all derivatives as either assets or liabilities at fair value. Based upon the hedging strategies currently used and the level of activity related to derivative instruments, the Company does not anticipate the effect of adoption to have a material impact on either financial position or results of operations. The Company will implement SFAS 133 in fiscal year 2000, as required.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). During the quarter, the company adopted SFAS 130. This statement establishes standards for reporting and the display of comprehensive income and its components in a primary financial statement. At June 30, 1998 and June 30, 1997, the components of comprehensive income were as follows:

Three months ended June 30,                1998          1997

Net Income                              $ 14,402       $ 4,983
Change in currency translation
 adjustment                             $   (137)      $    40
Change in unrealized gain (loss)
 on available-for-sale investments      $     56       $  (149)
                                        --------       -------

Comprehensive income                    $ 14,321       $ 4,874
                                        ========       =======

NOTE 6.  Earnings Per Share (in thousands except per-share data)

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


Three months ended June 30,                          1998          1997

Net income available to common stockholders        $ 14,402      $  4,983
                                                   --------      --------

Shares used for basic per share computation
     weighted average shares outstanding            100,719        98,324

Effect of dilutive securities:

     Stock options                                    5,014         2,174
                                                   --------      --------

Shares used for diluted per share computation       105,733       100,498
                                                   ========      ========

Net income per share:

     Basic                                         $    .14      $    .05
                                                   ========      ========

     Diluted                                       $    .14      $    .05
                                                   ========      ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

RESULTS OF OPERATIONS

GENERAL

     Certain statements made herein, including, without limitation, statements regarding increased market acceptance of ATM and LAN switching products, statements regarding the Company's pricing strategies and resulting effects on revenue and gross margins and statements regarding the Company's sales and marketing strategies, may be deemed to be forward-looking statements that involve risks and uncertainties. Such statements should be read in conjunction with certain cautionary statements set forth herein and the list of risk factors set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1998 (the "Form 10-K"). Such factors could cause actual results to differ materially from those expressed in any forward-looking statements contained herein.

QUARTER ENDED JUNE 30, 1998 COMPARED WITH QUARTER ENDED JUNE 30, 1997

     REVENUE. Revenue increased by 51% to $143.7 million in the quarter ended June 30, 1998, from $95.4 million in the quarter ended June 30, 1997. The distribution of revenue from sales to domestic and foreign customers was 70% and 30%, respectively, in the quarter ended June 30, 1998. This compares with 71% and 29%, respectively, in the corresponding quarter in 1997. In the quarter ended June 30, 1998, the distribution of revenue from sales to foreign customers by geographic region was 21%, 4% and 5% for Europe (which includes Middle East and Africa), Pacific Rim and other, respectively. Geographic mix for the corresponding quarter in 1997 was 16%, 4% and 9%, respectively. The increase in revenue dollars was attributable to the increased market acceptance of ATM and, to a lesser extent, LAN switching products.

     The Company measures overall unit volume for its switching products based on the number of ATM ports or network connections shipped. The total number of ATM ports shipped in the quarter ended June 30, 1998 was 49,500 as compared with 25,000 in the corresponding quarter in 1997. The total installed base of ATM ports as of June 30, 1998 was 360,000 as compared with 185,000 at June 30, 1997. The total number of LAN switching ports shipped in the quarter ended June 30, 1998 was 138,500 as compared with 107,000 in the previous year's corresponding quarter. The total number of adapter cards shipped in the quarter ended June 30, 1998 was 13,000 as compared with 7,100 in the previous year's corresponding quarter. The total installed base of adapter cards as of June 30, 1998 was 124,000 as compared with 69,000 as of June 30, 1997. In the quarter ended June 30, 1998, revenue mix, as a percentage of revenue, among ATM switching products, LAN switching products, adapter cards and other revenue (principally service support and development contracts) was 61%, 24%, 3% and 12%, respectively. Revenue mix for the corresponding quarter in 1997 was 54%, 30%, 4% and 12%, respectively. Average selling price per ATM port during the quarter ended June 30, 1998 was $1,800 as compared to $2,100 in the corresponding quarter in 1997. Average selling price per LAN switching port was $245 in the quarter ended June 30, 1998 as compared to $270 in the corresponding quarter in 1997. Average selling price for adapter cards shipped during the quarter ended June 30, 1998 was $380, as compared to $525 in the previous year's quarter ended June 30, 1997. In January of 1998, the Company reduced the price of certain of its ATM workgroup products by up to 40%.

     GROSS PROFIT. Gross profit increased to $80.2 million or 55.8% as a percentage of revenue in the quarter ended June 30, 1998 as compared to gross profit of $53.2 million or 55.8% as a percentage of revenue in the corresponding quarter in 1997. The dollar increase in gross profit was largely attributable to the increase in revenue. The Company intends to price its products competitively. There can be no assurance that gross profit percentage can be maintained at the current level.

     RESEARCH AND DEVELOPMENT. Research and development expense was $18.4 million or 12.8% of revenue in the quarter ended June 30, 1998 as compared to $15.9 million or 16.7% of revenue in the corresponding quarter in 1997. The increase in research and development expense in dollars was largely attributable to increased payroll costs, purchases of research and development materials and depreciation. The decrease in research and development expense as a percentage of revenue was primarily attributable to increased revenue absorbing a greater portion of the Company's expenses. The number of employees of the Company engaged in research and development decreased to 406 at June 30, 1998 from 420 at June 30, 1997.

     SALES AND MARKETING. Sales and marketing expense was $38.4 million or 26.7% of revenue for the quarter ended June 30, 1998 as compared to $27.9 million or 29.3% of revenue in the corresponding quarter in 1997. The increase in sales and marketing expense in dollars was largely the result of hiring additional sales, marketing and support personnel (including training and documentation) and increased advertising costs. The decrease in sales and marketing expense as a percentage of revenue was primarily attributable to increased revenue absorbing a greater portion of the Company's expenses. The number of employees of the Company engaged in sales and marketing activities increased to 851 at June 30, 1998 from 587 at June 30, 1997. The Company expects to continue to increase sales and marketing expenses in dollars, but not as a percentage of revenue, both domestically and internationally as a part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence.

     GENERAL AND ADMINISTRATIVE. General and administrative expense was $6.9 million or 4.8% of revenue in the quarter ended June 30, 1998 as compared to $4.8 million or 5.0% of revenue in the corresponding quarter in 1997. The increase in general and administrative expense in dollars was largely due to increased salary costs, increased hiring of administrative staff, including those engaged in systems administration, accounting and human resources and increased costs for professional services. The decrease in general and administrative expense as a percentage of revenue was primarily attributable to increased revenue absorbing a greater portion of the Company's expenses. The number of employees of the Company engaged in general and administrative activities increased to 178 at June 30, 1998 from 146 at June 30, 1997. The Company plans to make appropriate expenditures in the general and administrative organization as necessary, but does not expect the overall expenditures to increase materially as a percentage of revenue.

     INTEREST INCOME. Interest income, net of interest expense, was $3.8 million in the quarter ended June 30, 1998 as compared to $3.0 million in the corresponding quarter in 1997. The increase in interest income is principally due to an increase in the Company's average cash balance.

     INCOME TAXES. The provision for income taxes was $5.6 million, or an effective rate of 28%, in the quarter ended June 30, 1998 as compared to $2.6 million, or 34%, in the previous year's quarter ended June 30, 1997. The decrease in the effective tax rate is primarily the result of certain tax advantages associated with the operation of the Dublin, Ireland manufacturing facility.

YEAR 2000

       The Company believes that all of its current products are Year 2000 compliant. However, certain products previously sold by the Company may not be Year 2000 compliant, and the Company has undertaken a study to determine what actions may be appropriate for the Company to take with respect to any such products which continue to be used by customers. The Company believes that the costs associated with any such actions would not have a material effect on its financial position or results of operations.

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

FUTURE GROWTH SUBJECT TO RISKS

     The Company's quarterly and annual operating results are affected by a wide variety of risks and uncertainties as discussed in the Company's 1998 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q should be read in conjunction with the 1998 Form 10-K, particularly the section entitled "Certain Risk Factors."

     The networking industry is highly competitive and is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions which could render the Company's products noncompetitive or obsolete. Because the Company's business strategy is based upon the belief that ATM will be the technology of choice for the information technology infrastructure, the Company's business, financial position and results of operations would be materially adversely affected if ATM fails to gain broad commercial acceptance or if other networking technologies gain competitive advantages over ATM. Even if ATM achieves broad commercial acceptance, there can be no assurance that the Company can continue to successfully develop and introduce new products and enhancements given the fact that many of the Company's competitors have significantly greater financial, technological and personnel resources than does the Company. The introduction of a new line of products based on multi-service WAN adaptation and concentration technology for the service provider market, previously announced by the Company, has been delayed, and there can be no assurance that this product will be introduced or, if it is introduced, that it will be successful in the marketplace.

     Although the Company has historically experienced increasing sales on an annual basis, the rate of revenue growth has slowed in the last two fiscal years. The Company's rate of revenue growth may continue to decline, and there can be no assurance that the Company will experience revenue growth in the future at historic rates or at all.

     The Company has experienced fluctuating operating results on a quarterly and annual basis and may continue to do so. These fluctuations are caused by many factors, including a disproportionate share of sales occurring late in a given quarter, the introduction of new products and technologies by competitors, the pattern and seasonality of customer purchasing cycles, variations in the mix of products sold and sales channels, price competition, manufacturing lead times and changes in economic conditions. These factors make it difficult to predict operating results for any given period, and have led to, and are likely to continue to lead to, volatility in the market price of the Company's Common stock.

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

     The Company's gross margins have been adversely affected and may continue to be adversely affected by competitive pricing pressures and a change in the mix of products sold toward lower-margin workgroup and desktop products for both ATM and Ethernet. In addition, the Company's operating margins may be adversely affected by the need to hire additional sales, marketing and other personnel. The Company plans its operating expense levels based primarily on forecasted revenue, and a shortfall in revenue would be likely to lead to operating results being lower than expected. Any such failure to meet expectations could result in a decrease in the market price of the Company's Common stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed most of its working capital and capital expenditure requirements to date primarily through cash proceeds from public offerings and cash generated from operations.

     Net cash provided by operations was $8.8 million for the quarter ended June 30, 1998. Net cash provided by operations was the result of net income and increases to prepaid income taxes and income taxes payable offset somewhat by decreases to accrued liabilities and increased inventory. The increase in inventories was due to increased revenue. Net cash used by operations was $3.1 million for the quarter ended June 30, 1997 which resulted from increased inventories and a decrease in accounts payable, somewhat offset by net income. The increase in inventories was due to increased revenue. The Company's investing activities to date have been for the purchase of fixed assets to support the Company's growth.

     At June 30, 1998, the Company had cash and cash equivalents of approximately $121.5 million, short-term investments of $201.7 million and an unused line of credit of $20 million.

     In December 1995, the Company entered into an agreement to lease headquarters and operating facilities constructed on land that was purchased by the Company. The Company is now occupying the facilities. In October 1997, the lessor finalized permanent financing arrangements for the facilities with a group of lenders. The total amount financed was $41 million. The Company is leasing the facilities under a ten-year operating lease and has options, subject to the lenders' and lessor's consent, to renew the lease for two additional five-year terms. Annual minimum rental payments under the lease are approximately $3.3 million and commenced in calendar year 1998. The Company has guaranteed repayment of up to approximately $32 million of the lenders' financing of the facilities, which includes pledged amounts of approximately $29.2 million, as of June 30, 1998, of securities it holds as collateral for specified obligations of the lessor. In addition, under the terms of the lease, the Company is required to comply with certain financial covenants including the maintenance of a minimum tangible net worth. Other restrictive covenants limit indebtedness and the payment of dividends.

     The Company believes that its existing sources of liquidity and internally generated cash will satisfy the Company's projected cash needs through at least the next twelve months. The Company may require additional sources of liquidity to fund future growth, including additional equity offerings or debt financing.

      In July and August 1997, the Company was notified that it was a party to seven nearly identical class action lawsuits, filed in the United States District Court for the Western District of Pennsylvania, alleging certain violations of federal securities laws by the Company and certain of its officers, who were named as defendants in the suits, arising from alleged misstatements or omissions by the Company. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from October 17, 1996 through April 1, 1997, inclusive. Pursuant to court order, the lawsuits were consolidated and a consolidated amended complaint was filed by the lead plaintiffs. The Company and the individual defendants subsequently filed their answer to the consolidated amended complaint. The Company believes the allegations in the consolidated amended complaint are completely without merit and intends to defend these actions vigorously. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.

     To date, inflation has not had a material impact on the Company's financial results.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" ("SFAS 133"). This new standard requires recognition of all derivatives as either assets or liabilities at fair value. Based upon the hedging strategies currently used and the level of activity related to derivative instruments, the Company does not anticipate the effect of adoption to have a material impact on either financial position or results of operations. The Company will implement SFAS 133 in fiscal year 2000, as required.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). During the quarter, the company adopted SFAS
130. This statement establishes standards for reporting and the display of comprehensive income and its components in a primary financial statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         In July and August 1997, the Company was notified that it was a party to seven nearly identical class action lawsuits, filed in the United States District Court for the Western District of Pennsylvania, alleging certain violations of federal securities laws by the Company and certain of its officers, who were named as defendants in the suits, arising from alleged misstatements or omissions by the Company. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from October 17, 1996 through April 1, 1997, inclusive. Pursuant to court order, the lawsuits were consolidated and a consolidated amended complaint was filed by the lead plaintiffs. The Company and the individual defendants subsequently filed their answer to the consolidated amended complaint. The Company believes the allegations in the consolidated amended complaint are completely without merit and intends to defend these actions vigorously. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.


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

         27.1.    Financial Data Schedule.

         b)       Reports on Form 8-K.

                  The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     FORE SYSTEMS, INC.
                                     (Registrant)



Date:  August 13, 1998               /s/ Bruce E. Haney
                                     -------------------------------------------
                                     Bruce E. Haney
                                     Senior Vice President and Chief
                                     Financial Officer
                                     (Authorized Officer and Principal Financial
                                     Officer)

                                  EXHIBIT INDEX

Exhibit No.   Description


27.1          Financial Data Schedule