Form 10-Q
period 1998-09-30
FORE SYSTEMS INC /DE/
filed 1998-11-16
CIK 920000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________to__________

                         Commission file number 0-24156

                               FORE SYSTEMS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                                25-1628117
-------------------------------                              -----------------
(State or Other Jurisdiction of                               (I.R.S Employer
Incorporation or Organization)                               Identification No.)

              1000 FORE Drive, Warrendale, Pennsylvania 15086-7502
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (724) 742-4444

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at October 31, 1998
---------------------------                  -------------------------------
Common Stock, $.01 par value                         110,509,138 Shares

                                    FORM 10-Q

                               FORE SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               Number

PART I.                    FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           FORE Systems, Inc. Consolidated Balance
                           Sheet as of September 30, 1998 and
                           March 31, 1998                                                        3

                           FORE Systems, Inc. Consolidated Statement
                           of Operations for the three months and
                           six months ended September 30, 1998 and 1997                          4

                           FORE Systems, Inc. Consolidated Statement
                           of Cash Flows for the three months and
                           six months ended September 30, 1998 and 1997                          5

                           Notes to Unaudited Consolidated Financial
                           Statements                                                            6-11

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                         12-18

         Item 3.           Quantitative and Qualitative Disclosures about Market Risk            18

PART II.                   OTHER INFORMATION

         Item 1.           Legal Proceedings                                                     19

         Item 2.           Change in Securities and Use of Proceeds                              19

         Item 4.           Submission of Matters to a Vote of Security Holders                   19

         Item 6.           Exhibits and Reports on Form 8-K                                      20

         Signature                                                                               21

         Exhibit Index                                                                           22

PART 1. FINANCIAL INFORMATION





Item 1.   Financial Statements.

                               FORE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              (UNAUDITED)
                                                                              SEPTEMBER 30,        MARCH 31,
                                                                                 1998                1998
                                                                            ---------------     ---------------
                                                     ASSETS
Current assets:
      Cash and cash equivalents                                                 $ 163,894          $ 127,231
      Short-term investments                                                      176,612            186,999
      Accounts receivable, net of allowance for doubtful
         accounts of $6,544 at September 30, 1998 and
         $7,194 at March 31, 1998                                                 112,371            111,347
      Inventories                                                                  73,469             70,388
      Deferred income taxes                                                        40,974             36,620
      Prepaid expenses and other current assets                                    18,371             12,127
                                                                                ---------          ---------
         Total current assets                                                     585,691            544,712
Fixed assets, net                                                                  72,910             71,495
Other non-current assets                                                            6,787              5,000
                                                                                ---------          ---------

                     Total assets                                               $ 665,388          $ 621,207
                                                                                =========          =========


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                          $  36,356          $  37,240
      Accrued payroll and related costs                                            16,527             18,560
      Income taxes payable                                                         14,285             13,789
      Deferred revenue                                                             36,914             28,719
      Other current liabilities                                                    20,576             15,881
                                                                                ---------          ---------
         Total current liabilities                                                124,658            114,189
                                                                                ---------          ---------

Commitments and contingencies
Stockholders' equity:
      Common stock, par value $.01 per share; 300,000,000
         shares authorized; shares issued:
         110,631,232 at September 30, 1998 and 100,302,143
         at March 31, 1998                                                        636,077            423,782
      Retained earnings (accumulated deficit)                                     (90,866)            88,285
      Treasury stock, at cost:
         163,982 shares at September 30, 1998 and 137,310
         shares at March 31, 1998                                                  (3,253)            (3,252)
      Cumulative translation adjustment                                              (348)              (101)
      Valuation allowance for short-term investments                                 (880)            (1,696)
                                                                                ---------          ---------
         Total stockholders' equity                                               540,730            507,018
                                                                                ---------          ---------

                     Total liabilities and stockholders' equity                 $ 665,388          $ 621,207
                                                                                =========          =========


   The accompanying notes are an integral part of these financial statements.

                               FORE SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    UNAUDITED

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                        ------------------------------          --------------------------------
                                                            1998                1997              1998                 1997
                                                          --------            --------          --------             --------

Revenue                                                 $ 141,753            $ 109,719          $ 285,484            $ 205,078

Cost of sales                                              63,676               48,194            127,172               90,378
                                                        ---------            ---------          ---------            ---------
Gross profit                                               78,077               61,525            158,312              114,700
                                                        ---------            ---------          ---------            ---------
Operating expenses:
           Research and development                        19,197               17,132             37,612               33,037
           Sales and marketing                             41,738               31,501             80,135               59,439
           General and administrative                       7,348                5,723             14,261               10,504
           Purchased research and development             199,316                    -            199,316                    -
           Restructuring charges                            5,100                    -              5,100                    -
                                                        ---------            ---------          ---------            ---------
              Total operating expenses                    272,699               54,356            336,424              102,980
                                                        ---------            ---------          ---------            ---------
Income (loss) from operations                            (194,622)               7,169           (178,112)              11,720

Interest income, net                                        3,238                3,264              7,061                6,293
Other income (expense)                                         72                  127               (258)                  97
                                                        ---------            ---------          ---------            ---------
Income (loss) before provision for income taxes          (191,312)              10,560           (171,309)              18,110

Provision for income taxes                                  2,241                3,591              7,842                6,158
                                                        ---------            ---------          ---------            ---------
Net income (loss)                                       $(193,553)           $   6,969          $(179,151)           $  11,952
                                                        =========            =========          =========            =========
Net income (loss) per share - basic                     $   (1.88)           $    0.07          $   (1.76)           $    0.12
                                                        =========            =========          =========            =========
Net income (loss) per share - diluted                   $   (1.88)           $    0.07          $   (1.76)           $    0.12
                                                        =========            =========          =========            =========


   The accompanying notes are an integral part of these financial statements.

                               FORE SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                    UNAUDITED

                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     ------------------------      ------------------------
                                                                        1998           1997           1998           1997
                                                                     ----------     ---------      ---------      ---------

Cash flows from operating activities:
      Net income (loss)                                              $(193,553)     $   6,969      $(179,151)     $  11,952
      Adjustments to reconcile net income (loss)
         to net cash provided by (used in) operating activities:
            Depreciation and amortization                                8,906          6,141         17,155         11,655
            Deferred income tax benefit                                     --           (716)         1,001           (971)
            Purchased research and development                         199,316             --        199,316             --
            Income tax benefit related to stock options                  4,656          1,376          4,656          1,376
            Cumulative translation adjustment                             (110)           115           (247)           155
            Change in operating assets and liabilities:
                Accounts receivable                                     (1,954)       (17,068)        (1,022)       (16,724)
                Inventories                                              3,874         (7,058)        (2,702)       (10,457)
                Prepaid expenses and other current assets               (7,764)           344        (10,280)        (6,369)
                Accounts payable                                       (11,967)        12,170        (12,475)         8,702
                Accrued liabilities                                      6,999          6,864         (2,736)         5,151
                Prepaid income taxes and income taxes payable           (4,025)         3,360            496          5,008
                Deferred revenue                                         9,044          3,038          8,183          3,002
                                                                     ---------      ---------      ---------      ---------
Net cash provided by operating activities                               13,422         15,535         22,194         12,480
                                                                     ---------      ---------      ---------      ---------
Cash flows from investing activities:
      Purchases of short-term investments                              (25,967)       (50,290)       (75,668)       (98,935)
      Redemption and sale of short-term investments                     51,861         79,851         86,871        125,163
      Investment in other non-current assets                            (1,787)            --         (1,787)            --
      Capitalization of software development costs                      (1,379)          (575)        (1,642)          (585)
      Acquisition of businesses, net of cash acquired                      844             --            844             --
      Purchases of fixed assets                                         (3,641)       (10,330)       (15,589)       (23,147)
                                                                     ---------      ---------      ---------      ---------
Net cash provided by (used in) investing activities                     19,931         18,656         (6,971)         2,496
                                                                     ---------      ---------      ---------      ---------
Cash flows from financing activities:
      Principal payments on notes payable and capital lease
         obligations                                                        --             --             --            (21)
      Purchase of treasury stock                                            (1)            --             (1)            --
      Proceeds from issuance of Common stock                             9,050          5,664         21,441          9,330
                                                                     ---------      ---------      ---------      ---------
Net cash provided by financing activities                                9,049          5,664         21,440          9,309
                                                                     ---------      ---------      ---------      ---------
Increase in cash and cash equivalents                                   42,402         39,855         36,663         24,285

Cash and cash equivalents at beginning of period                       121,492        113,854        127,231        129,424
                                                                     ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period                           $ 163,894      $ 153,709      $ 163,894      $ 153,709
                                                                     =========      =========      =========      =========


   The accompanying notes are an integral part of these financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

NOTE 1. Interim Financial Statements

         The accompanying unaudited interim consolidated financial statements of FORE Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for such periods. The results of operations for the three and six month periods ending September 30, 1998 are not necessarily indicative of results which may be achieved for the entire fiscal year ending March 31, 1999. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 as filed with the Securities and Exchange Commission.

NOTE 2. Inventories (in thousands)

         Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and include raw material components, processing costs and manufacturing overhead costs. Inventories are summarized as follows:

                                                          September 30, 1998                March 31, 1998
                                                          ------------------                --------------
Raw Materials                                                  $ 19,658                        $15,120
Work in Process                                                  10,642                         11,512
Finished Goods                                                   43,169                         43,756
                                                               --------                        -------
Total Inventories                                              $ 73,469                        $70,388
                                                               ========                        ========

NOTE 3. Lease Commitments

         In December 1995, the Company entered into an agreement to lease headquarters and operating facilities constructed on land that was purchased by the Company. The Company is now occupying the facilities. In October 1997, the lessor finalized permanent financing arrangements for the facilities with a group of lenders. The total amount financed was $41 million. The Company is leasing the facilities under a ten-year operating lease and has options, subject to the lenders' and lessor's consent, to renew the lease for two additional five-year terms. Annual minimum rental payments under the lease are approximately $3.3 million and commenced in calendar 1998. The Company has guaranteed repayment of up to approximately $32 million of the lenders' financing of the facilities, which includes a pledged amount of approximately $29.1 million, as of September 30, 1998, of securities it holds as collateral for specified obligations of the lessor. In addition, under the terms of the lease, the Company is required to comply with certain financial covenants including the maintenance of a minimum tangible net worth. Other restrictive covenants limit indebtedness and the payment of dividends.

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

NOTE 4. Legal Proceedings

         In July and August 1997, the Company was notified that it was a party to seven nearly identical class action lawsuits, filed in the United States District Court for the Western District of Pennsylvania, alleging certain violations of federal securities laws by the Company and certain of its officers, who were named as defendants in the suits, arising from alleged misstatements or omissions by the Company. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from October 17, 1996 through April 1, 1997, inclusive. Pursuant to court order, the lawsuits were consolidated and a consolidated amended complaint was filed by the lead plaintiffs. The Company and the individual defendants subsequently filed their answer to the consolidated amended complaint. The Company believes the allegations in the consolidated amended complaint are completely without merit and intends to defend this action vigorously. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.

         The Company was served, in October 1998, with a complaint filed by Bell Communications Research, Inc. in the United States District Court for the District of Delaware. The complaint alleges that the Company infringes four patents owned by the plaintiff and seeks compensatory and injunctive relief. The Company believes the allegations in the complaint are completely without merit and intends to defend this action vigorously. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.

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

NOTE 5. Business Combination

         On September 11, 1998, the Company acquired Berkeley Networks, Inc., a California corporation ("Berkeley"), by means of a merger (the "Merger") of a wholly-owned subsidiary of the Company, Fastwire Acquisition Corporation, a Delaware corporation ("Fastwire"), with and into Berkeley. Berkeley, which designs and develops multi-gigabit routing switch platforms based on Windows NT and advanced stateful inspection switching ASICs, was a development stage enterprise that had generated no significant revenues and has not shipped a completed product.

         The Company issued a total of approximately 8.6 million shares of Common stock and granted to former holders of options to purchase Berkeley Common stock a total of approximately 0.6 million substitute stock options to purchase the Company's Common stock. Pursuant to the terms of the Merger, additional consideration of up to a total of $30,000,000 in cash (the Earn-Out Payments") was to be paid by the Company based on Berkeley achieving certain technological advances and/or attaining certain revenue goals in the period commencing on September 11, 1998 and ending on the second anniversary thereof. During October 1998, the Company made Earn-Out Payments of approximately $8.0 million, based on the payment schedule established by the terms of the Merger, to the former equity holders of Berkeley.

         The transaction was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded based upon their fair values at the date of the acquisition. The Company has obtained an independent third-party appraisal of the value of intangible assets and purchased research and development acquired. The results of operations of Berkeley are included in the financial statements of the Company from the date of the acquisition.

         As of September 30, 1998, the total purchase price aggregates to approximately $200 million and the Company may be required to record up to an additional $20 million based on Berkeley achieving certain technological advances and/or attaining certain revenue goals over the next 2 years. Depending on the amount and nature of any additional consideration paid, the amount of intangible assets and corresponding periodic amortization would be increased.

The table below summarizes the preliminary purchase price allocation excluding any of the additional $20 million that may be recorded based on Berkeley achieving certain technological advances and/or attaining certain revenue goals over the next 2 years:

                                                        Value
                                                       --------
     Current assets                                   $  1,311
     Property, plant and equipment                       2,168
     Assembled work force                                1,700
     Purchased research and development                199,316
     Liabilities                                        (4,671)
                                                     ---------
     Total purchase price                             $199,824
                                                     ---------


         It has been determined that technological feasibility of the in-process technology has not been established and the technology has no alternative future use. Therefore, in accordance with generally accepted accounting principles, the Company has expensed the amount of purchase price allocated to purchased research and development of approximately $199 million. If these projects are not successfully developed, future revenue and profitability of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

         The value assigned to purchased research and development was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the purchased research and development into commercially viable products; estimating the resulting net cash flows from such projects; and discounting the net cash flows back to their present value. The nature of the efforts to develop the purchased research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping, high-volume manufacturing, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications including functions, features and technical performance requirements.

         The resulting net cash flows from such projects are based on the Company management's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects. Estimated revenues for the purchased in-process products commence in fiscal year 1999 and increase through fiscal year 2002, at which time they are assumed to decrease through fiscal year 2004, as newer products are released. The discount rate used in discounting the net cash flows from purchased research and development averaged 30%.

         To date, Berkeley has generated no significant revenue and has not shipped a completed product. The products currently under development by Berkeley will need to be further developed by the Company prior to shipment to customers. Accordingly, no value has been assigned to existing technology. Intangible assets of $1.7 million represent the value of Berkeley's assembled work force and have an estimated useful life of 3 years. The Company may be required to record up to an additional $20 million based on Berkeley achieving certain technological advances and/or attaining certain revenue goals over the next 2 years. Depending on the amount and nature of any additional consideration paid, the amount of intangible assets and corresponding periodic amortization would be increased.

         In connection with this acquisition, the Company allocated the fair values of the net assets acquired, including purchased research and development, based upon an independent appraisal. Recently the method for determining fair values has been under considerable discussion within the accounting profession and with the U.S. Securities and Exchange Commission ("Commission"). Specifically, the Commission has identified circumstances where many of the facts associated with certain acquisitions appear to be at odds with the fair value assigned to purchased research and development as part of the purchase price allocation. The Company believes it has appropriately assigned fair values in connection with its acquisition of Berkeley, including purchased research and development, in accordance with generally accepted accounting principles. However, should the Commission take exception to the valuation methodology used or the values assigned, the Company could be required to restate its reported results. Such restatement could materially adversely affect the Company's results of operations in future periods.

         In connection with the acquisition of Berkeley, the Company recorded restructuring charges of $5.1 million related primarily to the closing of duplicate facilities and certain employee termination costs.

         The following unaudited pro forma information has been prepared assuming that the acquisition of Berkeley had taken place at the beginning of the respective periods presented. The amount of the aggregate purchase price allocated to purchased research and development and the restructuring charges has been excluded from the pro forma information as they are non-recurring items. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the period, nor is it necessarily indicative of the results that may occur in the future.

                                                    Pro Forma for the Six Months
                                                    Ended September 30,

                                                     1998              1997


Revenue                                           $285,589          $205,078
Income (loss) from operations                       18,311             8,911
Net income (loss)                                   15,901             9,207
Earnings (loss) per share basic                   $    .15          $    .09
Earnings (loss) per share - diluted               $    .14          $    .09

NOTE 6. New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" ("SFAS 133"). This new standard requires recognition of all derivatives as either assets or liabilities at fair value. Based upon the hedging strategies currently used and the level of activity related to derivative instruments, the Company does not anticipate the effect of adoption to have a material impact on either financial position or results of operations. The Company will implement SFAS 133 in fiscal year 2000, as required.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company does not believe SFAS 131 is applicable to the Company's business. During the first quarter of fiscal year 1999, the company adopted SFAS 130. This statement establishes standards for reporting and the display of comprehensive income and its components in a primary financial statement. At September 30, 1998 and September 30, 1997, the components of comprehensive income were as follows:


THREE MONTHS ENDED SEPTEMBER 30,            1998                     1997

Net Income (Loss)                        $(193,553)                $ 6,969
Change in currency translation
 adjustment                              $    (110)                $   115
Change in unrealized gain (loss)
 on available-for-sale investments       $     765                 $   437
                                         ---------                 -------

Comprehensive income (loss)              $(192,898)                $ 7,521
                                         =========                 =======


SIX MONTHS ENDED SEPTEMBER 30,              1998                     1997

Net Income (Loss)                        $(179,151)                $11,952
Change in currency translation
 adjustment                              $    (247)                $   155
Change in unrealized gain (loss)
 on available-for-sale investments       $     816                 $   250
                                         ---------                 -------

Comprehensive income (loss)              $(178,582)                $12,357
                                         =========                 =======



NOTE 7. Earnings Per Share (in thousands except per-share data)

         In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings per share"("SFAS 128") was issued by the FASB. Under SFAS 128, "basic earnings per share" is calculated based upon the weighted average number of common shares actually outstanding and "diluted earnings per share" is calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. Since the Company had a net loss for the three and six month period ended September 30, 1998, the dilutive effect of other potential common shares has been excluded from the calculation. Common share equivalents consisting of common shares issuable on exercise of outstanding options are computed using the treasury method.


THREE MONTHS ENDED SEPTEMBER 30,                            1998                     1997

Net income (loss) available to common stockholders       $(193,553)                $  6,969
                                                         ---------                 --------

Shares used for basic per share computation
     weighted average shares outstanding                   103,207                   99,112

Effect of dilutive securities:

     Stock options                                               0                    3,408
                                                         ---------                 --------

Shares used for diluted per share computation              103,207                  102,520
                                                         =========                 ========


Net income (loss) per share:

     Basic                                                      $  (1.88)            $   .07
                                                                ========             =======

     Diluted                                                    $  (1.88)            $   .07
                                                                ========             =======



SIX MONTHS ENDED SEPTEMBER 30,                                     1998                1997

Net income (loss) available to common stockholders              $(179,151)           $11,952
                                                                ---------            -------

Shares used for basic per share computation
     weighted average shares outstanding                          101,963             98,718

Effect of dilutive securities:

     Stock options                                                      0              2,791
                                                                ---------            -------

Shares used for diluted per share computation                     101,963            101,509
                                                                =========           ========

Net income (loss) per share:

     Basic                                                      $  (1.76)            $   .12
                                                                ========             =======

     Diluted                                                    $  (1.76)            $   .12
                                                                ========             =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

GENERAL

     Certain statements made herein, including, without limitation, statements regarding increased market acceptance of ATM and LAN switching products, statements regarding the Company's pricing strategies and resulting effects on revenue and gross margins and statements regarding the Company's sales and marketing strategies, may be deemed to be forward-looking statements that involve risks and uncertainties. In addition, statements containing the words "believes", "estimates", "expects" and words of similar import may be deemed to be forward-looking statements. Such forward-looking statements should be read in conjunction with certain cautionary statements set forth herein and the list of risk factors set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1998 (the "Form 10-K") and the Company's Current Report on Form 8-K dated September 11, 1998 in connection with the acquisition of Berkeley Networks, Inc. ("Berkeley"). Such factors could cause actual results to differ materially from those expressed in any forward-looking statements contained herein.

     On September 11, 1998, the Company acquired Berkeley by means of a merger (the "Merger") of Fastwire Acquisition Corporation, a wholly-owned subsidiary of the Company ("Fastwire"), with and into Berkeley pursuant to an Agreement and Plan of Reorganization, dated as of August 25, 1998, by and among the Company, Berkeley and Fastwire (the "Reorganization Agreement"). Based in Milipitas, California, Berkeley designs and develops multi-gigabit routing switch platforms based on Windows NT and advanced stateful inspection switching ASICs.

     The Company issued a total of approximately 8.6 million shares of Common stock and granted to former holders of options to purchase Berkeley Common stock a total of approximately 0.6 million substitute stock options to purchase the Company's Common stock. Pursuant to the Reorganization Agreement, additional consideration of up to a total of $30,000,000 in cash (the "Earn-Out Payments") was to be paid by the Company based on Berkeley achieving certain technological advances and/or attaining certain revenue goals in the period commencing on September 11, 1998 and ending on the second anniversary thereof. During October 1998, the Company made Earn-Out Payments of approximately $8.0 million, based on the payment schedule established by the Reorganization Agreement, to the former equity holders of Berkeley. The Company accounted for the acquisition under the purchase method of accounting.

QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1997

     REVENUE. Revenue increased by 29% to $141.8 million in the quarter ended September 30, 1998, from $109.7 million in the quarter ended September 30, 1997. The distribution of revenue from sales to domestic and foreign customers was 72% and 28%, respectively, in the quarter ended September 30, 1998. This compares with 71% and 29%, respectively, in the corresponding quarter in 1997. In the quarter ended September 30, 1998, the distribution of revenue from sales to foreign customers by geographic region was 20%, 6% and 2% for Europe (which includes Middle East and Africa), Pacific Rim and other, respectively. Geographic mix for the corresponding quarter in 1997 was 17%, 7% and 5%, respectively. Revenue increased by 39% to $285.5 million for the six month period ended September 30, 1998, as compared to $205.1 million in the corresponding six month period in 1997. The distribution of revenue from sales to domestic and foreign customers was 71% and 29%, respectively, in the six month period ended September 30, 1998. This compares with 71% and 29%, respectively, in the corresponding period in 1997. The distribution of revenue from sales to foreign customers by geographic region for the six month period ended September 30, 1998 was 20%, 5% and 4% for Europe (which includes Middle East and Africa), Pacific Rim and other, respectively. Geographic mix for the corresponding six month period in 1997 was 16%, 6% and 7%, respectively. The increase in revenue dollars was attributable to the increased market acceptance of ATM and, to a lesser extent, LAN switching products.

     The Company measures overall unit volume for its switching products based on the number of ATM ports or network connections shipped. The total number of ATM ports shipped in the quarter ended September 30, 1998 was 60,500, as compared with 33,000 in the previous year's corresponding period. The total installed base of ATM ports as of September 30, 1998 was 411,000, as compared with 218,000 at September 30, 1997. The total number of LAN switching ports shipped in the quarter ended September 30, 1998 was 150,000, as compared with 106,000 in the previous year's corresponding period. The total number of adapter cards shipped in the quarter ended September 30, 1998 was 23,000, as compared with 11,400 in the previous year's corresponding period. The total installed base of adapter cards as of September 30, 1998 was 147,000 as compared with 80,000 at September 30, 1997. In the quarter ended September 30, 1998, revenue mix, as a percentage of revenue, among ATM switching products, LAN switching products, adapter cards and other revenue (principally service support and development contracts) was 61%, 24%, 5% and 10%, respectively. Revenue mix for the corresponding quarter in 1997 was 57%, 30%, 5% and 8%, respectively. Average selling price per ATM port during the quarter ended September 30, 1998 was $1,400, as compared to $1,900 in the corresponding quarter in 1997. Average selling price per LAN switching port was $225 in the quarter ended September 30, 1998 as compared to $300 in the corresponding quarter in 1997. Average selling price for adapter cards shipped during the quarter ended September 30, 1998 was $325, as compared to $500 in the previous year's quarter ended September 30, 1997. In January of 1998, the Company reduced the price of certain of its ATM workgroup products by up to 40%.

     GROSS PROFIT. Gross profit increased to $78.1 million or 55.1% as a percentage of revenue in the quarter ended September 30, 1998, as compared to gross profit of $61.5 million or 56.1% as a percentage of revenue in the corresponding quarter in 1997. Gross profit of $158.3 million or 55.5% as a percentage of revenue for the six month period ended September 30, 1998, compares to gross profit of $114.7 million or 55.9% as a percentage of revenue during the same period in the previous year. The dollar increase in gross profit was largely attributable to the increase in revenue. The gross margin percentage decline primarily resulted from a decline in sales of the DC-powered version of the ASX-1000, compared to prior periods, and continued pricing pressure. The Company intends to price its products competitively. There can be no assurance that the gross profit percentage can be maintained at the current level.

     RESEARCH AND DEVELOPMENT. Research and development expense was $19.2 million or 13.6% of revenue in the quarter ended September 30, 1998, as compared to $17.1 million or 15.6% of revenue in the corresponding quarter in 1997. Research and development expense for the six month period ended September 30, 1998 was $37.6 million or 13.2% of revenue, as compared to $33.0 million or 16.1% of revenue in the year ago six month period. The increase in research and development expense in dollars was largely attributable to increased purchases of research and development materials, increased hiring of engineering employees and increases in depreciation. The decrease in research and development expense as a percentage of revenue was primarily attributable to increased revenue absorbing a greater portion of the Company's expenses. The number of employees of the Company engaged in research and development increased to 446 at September 30, 1998, from 408 at September 30, 1997.

     SALES AND MARKETING. Sales and marketing expense was $41.7 million or 29.4% of revenue for the quarter ended September 30, 1998, as compared to $31.5 million or 28.7% of revenue in the corresponding quarter in 1997. Sales and marketing expense for the six month period ended September

30, 1998 was $80.1 million or 28.1% of revenue, as compared to $59.4 million or 29.0% of revenue in the year ago six month period. Comparing the quarter ended September 30, 1998 versus the corresponding quarter in 1997, the increase in sales and marketing expense in dollars and as a percentage of revenue for the quarter ended September 30, 1998 was largely the result of hiring additional sales, marketing and support personnel (including training and documentation), increased marketing promotion costs and increases in depreciation. The decrease in sales and marketing expense as a percentage of revenue for the six month period was primarily attributable to increased revenue absorbing a greater portion of the Company's expenses. The number of employees of the Company engaged in sales and marketing activities increased to 899 at September 30, 1998, from 622 at September 30, 1997. The Company expects to continue to increase sales and marketing expenses in dollars, but not as a percentage of revenue, both domestically and internationally as a part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence.

     GENERAL AND ADMINISTRATIVE. General and administrative expense was $7.3 million or 5.2% of revenue in the quarter ended September 30, 1998, as compared to $5.7 million or 5.2% of revenue in the corresponding quarter in 1997. General and administrative expense for the six month period ended September 30, 1998 was $14.3 million or 5.0% of revenue, as compared to $10.5 million or 5.1% of revenue in the year ago six month period. The increase in general and administrative expense was largely due to increased salary costs, increased hiring of administrative staff, including those engaged in systems administration, accounting and human resources and increased costs for professional services and depreciation. The number of employees of the Company engaged in general and administrative activities increased to 188 at September 30, 1998, from 153 at September 30, 1997. The Company plans to make appropriate expenditures in the general and administrative organization as necessary, but does not expect the overall expenditures to increase materially as a percentage of revenue.

     PURCHASED RESEARCH AND DEVELOPMENT. In connection with the acquisition of Berkeley, the Company allocated $199.3 million of the purchase price to purchased research and development that has not yet reached technological feasibility. The Company expensed such amount as a non-recurring charge in the fiscal quarter ended September 30, 1998.

     RESTRUCTURING CHARGES. In connection with the acquisition of Berkeley, the Company recorded restructuring charges of $5.1 million related primarily to the closing of duplicate facilities and certain employee termination costs.

     INTEREST INCOME. Interest income, net of interest expense, was $3.2 million and $7.1 million, respectively, in the quarter and six months ended September 30, 1998, as compared to $3.3 million and $6.3 million in the corresponding quarter and six month period in 1997.

     INCOME TAXES. In the quarter ended September 30, 1998, the provision for income taxes was $2.2 million, or an effective rate of 28%, exclusive of the effect of one-time non-deductible purchased research and development expense, as compared to $3.6 million, or an effective rate 34%, in the previous year's quarter ended September 30, 1997. The provision for income taxes recorded in the six month period ended September 30, 1998 was $7.8 million, or an effective rate of 28%, exclusive of the effect of one-time non-deductible purchased research and development expense, as compared to $6.2 million, or an effective rate of 34%, in the corresponding six month period in 1997. The decrease in the effective tax rate is primarily the result of certain tax advantages associated with the operation of the Dublin, Ireland manufacturing facility.

     NET INCOME (LOSS). Net loss for the three and six month periods ended September 30, 1998 was $193.5 million or $1.88 per diluted share and $179.1 million or $1.76 per diluted share, respectively, compared to net income of $7.0 million or $0.07 per diluted share and $12.0 million or $0.12 per diluted share, respectively, for the corresponding periods in the previous fiscal year. Net loss for the three and six month periods ended September 30, 1998 included purchased research and development expenses of $199.3 million and restructuring charges of $5.1 million. Excluding these charges and any tax effect, the net income for the three and six months periods ended September 30, 1998 was $9.4 million or $.09 per diluted share and $23.8 million or $.22 per diluted share, respectively.

YEAR 2000

     The Company believes that all of its current products are Year 2000 compliant, in that they will be able to distinguish accurately between 20th century and 21st century dates. However, certain products previously sold by the Company are not Year 2000 compliant, and the Company is in the process of preparing an upgrade program for such non-compliant products. The Company plans to have the program in place during the fiscal quarter ending December 31, 1998. The Company believes that the costs associated with such program will not have a material adverse effect on its financial position or results of operations.

     The Company believes that most of its internal information technology systems are Year 2000 compliant. However, the Company continues to evaluate its internal information technology systems and is in the process of implementing upgrades to certain systems. In addition, the Company is also assessing other non-information technology equipment and systems and related business processes used in its operations. The Company plans to have a full assessment of such equipment, systems and processes completed early in calendar year 1999 and test and deploy solutions during the first and second quarters of calendar year 1999. The Company expects that such non-information technology equipment, systems and processes will be Year 2000 compliant early in the third quarter of calendar year 1999. The Company believes that the costs of converting or replacing non-information technology equipment and systems and related business processes that are not Year 2000 compliant will not have a material adverse effect on the Company's financial position or results of operations.

     The Company is also assessing the possible effect on its operations of the Year 2000 readiness of its suppliers of products and services, as well as its customers. There can be no assurance that the information systems and other business processes of the Company's suppliers and customers will be Year 2000 compliant, and it is possible that various business functions which require the interaction of the Company's systems with those of suppliers or customers will fail or malfunction in the Year 2000.

     In addition, it is possible that the Company's revenue may be adversely affected if current and prospective customers divert their spending resources away from networking equipment over the next two years in order to correct or replace information systems which are not Year 2000 compliant.

     The Company expects to finalize a preliminary estimate of Year 2000 project costs related to the Company's products, internal information and non-information technology equipment and systems during the fiscal quarter ending March 31, 1999. Year 2000 related project costs incurred to date are immaterial to the Company's financial position and results of operation. Although the Company expects its products and systems to be Year 2000 compliant on or before December 31, 1999, it cannot predict with complete accuracy the outcome of its Year 2000 program. If its Year 2000 program is not successful or if the systems of suppliers and customers material to the Company fail or malfunction in the Year 2000, the Company's business, financial condition or results of operations may be materially adversely affected. The Company is currently preparing a contingency plan to address possible risks to its internal systems and expects such plan will be complete during calendar year 1999. The Company has not yet estimated the costs of implementing the contingency plan, and it is possible that such costs may have a material adverse effect on the Company's financial position or results of operations.

FUTURE GROWTH SUBJECT TO RISKS

     The Company's quarterly and annual operating results are affected by a wide variety of risks and uncertainties as discussed in the Company's 1998 Annual Report on Form 10-K and the Company's Current Report on Form 8-K dated September 11, 1998. This Quarterly Report on Form 10-Q should be read in conjunction with the 1998 Form 10-K, particularly the section entitled "Certain Risk Factors," and such Current Report on Form 8-K.

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

     The networking industry has experienced consolidation as industry participants have sought to expand into new technologies and markets. The Company has in the past and may in the future make acquisitions of companies and technologies in order to compete more effectively. The Company completed the acquisition of Berkeley in September 1998 and in connection therewith, recorded $199.3 million as purchased research and development expense. Acquisitions are subject to numerous risks, including the risk that research and development and other expenses will materially increase without necessarily leading to the successful introduction of new products or enhancements. The introduction of a new line of products based on multi-service WAN adaptation and concentration technology for the service provider market, previously announced by the Company in connection with an acquisition, has been delayed, and there can be no assurance that this product will be introduced or, if it is introduced, that it will be successful in the marketplace. There can be no assurance that the Company can successfully introduce and market new products resulting from the acquisition of Berkeley or identify other acquisition opportunities or that any acquisitions that are completed will be successfully integrated with the Company's operations.

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

     Net cash provided by operations was $22.2 million for the six month period ended September 30, 1998. Net cash provided by operations was the result of net income (net of purchased research and development expenses) and an increase to deferred revenue offset somewhat by decreases in accounts payable and accrued liabilities and an increase to prepaid expenses and other current assets. Net cash provided by operations was $12.5 million for the six month period ended September 30, 1997. Net cash provided by operations was the result of net income and increases to accounts payable and accrued liabilities offset by increases to accounts receivable, inventories and prepaid expenses and other current assets. The increase in accounts receivable and inventories was due to increased revenue. The Company's investing activities to date have been primarily for the purchase of fixed assets to support the Company's growth.

     At September 30, 1998, the Company had cash and cash equivalents of approximately $163.9 million, short-term investments of $176.6 million and an unused line of credit of $20 million.

     In December 1995, the Company entered into an agreement to lease headquarters and operating facilities constructed on land that was purchased by the Company. The Company is now occupying the facilities. In October 1997, the lessor finalized permanent financing arrangements for the facilities with a group of lenders. The total amount financed was $41 million. The Company is leasing the facilities under a ten-year operating lease and has options, subject to the lenders' and lessor's consent, to renew the lease for two additional five-year terms. Annual minimum rental payments under the lease are approximately $3.3 million and commenced in calendar year 1998. The Company has guaranteed repayment of up to approximately $32 million of the lenders' financing of the facilities, which includes pledged amounts of approximately $29.1 million, as of September 30, 1998, of securities it holds as collateral for specified obligations of the lessor. In addition, under the terms of the lease, the Company is required to comply with certain financial covenants including the maintenance of a minimum tangible net worth. Other restrictive covenants limit indebtedness and the payment of dividends.

     The Company may be required to pay up to $30 million based on Berkeley achieving certain technological advances and/or attaining certain revenue goals over the next 2 years.

     The Company believes that the proceeds from its public offerings, together with its existing sources of liquidity and internally generated cash, will satisfy the Company's projected cash needs through at least the next twelve months. The Company may require additional sources of liquidity to fund future growth, including additional equity offerings or debt financing.

       In July and August 1997, the Company was notified that it was a party to seven nearly identical class action lawsuits, filed in the United States District Court for the Western District of Pennsylvania, alleging certain violations of federal securities laws by the Company and certain of its officers, who were named as defendants in the suits, arising from alleged misstatements or omissions by the Company. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from October 17, 1996 through April 1, 1997, inclusive. Pursuant to court order, the lawsuits were consolidated and a consolidated amended complaint was filed by the lead plaintiffs. The Company and the individual defendants subsequently filed their answer to the consolidated amended complaint. The Company believes the allegations in the consolidated amended complaint are completely without merit and intends to defend this action vigorously. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.
         To date, inflation has not had a material impact on the Company's financial results.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" ("SFAS 133"). This new standard requires recognition of all derivatives as either assets or liabilities at fair value. Based upon the hedging strategies currently used and the level of activity related to derivative instruments, the Company does not anticipate the effect of adoption to have a material impact on either financial position or results of operations. The Company will implement SFAS 133 in fiscal year 2000, as required.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company does not believe SFAS 131 is applicable to the Company's business. During the first quarter of fiscal year 1999, the company adopted SFAS 130. This statement establishes standards for reporting and the display of comprehensive income and its components in a primary financial statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         In July and August 1997, the Company was notified that it was a party to seven nearly identical class action lawsuits, filed in the United States District Court for the Western District of Pennsylvania, alleging certain violations of federal securities laws by the Company and certain of its officers, who were named as defendants in the suits, arising from alleged misstatements or omissions by the Company. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from October 17, 1996 through April 1, 1997, inclusive. Pursuant to court order, the lawsuits were consolidated and a consolidated amended complaint was filed by the lead plaintiffs. The Company and the individual defendants subsequently filed their answer to the consolidated amended complaint. The Company believes the allegations in the consolidated amended complaint are completely without merit and intends to defend this action vigorously. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.

         The Company was served, in October 1998, with a complaint filed by Bell Communications Research, Inc. in the United States District Court for the District of Delaware. The complaint alleges that the Company infringes four patents owned by the plaintiff and seeks compensatory and injunctive relief. The Company believes the allegations in the complaint are completely without merit and intends to defend this action vigorously. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.

         Although management believes that the ultimate outcome of pending legal proceedings will not have a material adverse effect on the Company's financial position or results of operations, litigation is subject to inherent uncertainties, and an unfavorable ruling may have a material adverse effect on the results of operations in the period in which it occurs.

Item 2.  Changes in Securities and Use of Proceeds.

         On September 11, 1998, the Company issued approximately 8.6 million shares of Common stock to the former shareholders of Berkeley. The issuance of such shares was intended to be exempt from registration pursuant to the exemption provided by Rule 506 under the Securities Act of 1933, as amended, based, on among other things, the limited number and nature of the purchasers, the fact that each such purchaser represented and warranted to the Company, among other things, that such person was acquiring the shares for investment only and not with a view to the resale or distribution thereof, and the fact that certificates representing the shares were issued with legend to the effect that such shares had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom. The shares issued to the former shareholders of Berkeley were registered on a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on September 18, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The 1998 Annual Meeting of Stockholders of the Company was held on Thursday, July 30, 1998.

         (b) Not applicable, pursuant to Instruction 3 to Item 4 of this Form 10-Q.

         (c) A description of the matters voted upon at the meeting along with an indication of the results of the votes on such matters are set forth below:

                  1. The election of two class II directors to serve for a term of three years and until their respective successors are duly elected and qualified:

                                         Votes            Authority
                                          For             Withheld
                                          ---             --------

             Daniel W. McGlaughlin     89,347,097        3,221,565
             Robert D. Sansom          91,665,832          902,830

         2.  The approval of the FORE Systems, Inc. 1998 Stock
             Option Plan: For: 64,123,306; Against: 27,820,660;
             Abstentions: 198,887; Broker Non-Votes: 425,809.

         3. The ratification of the selection of Price Waterhouse LLP, independent accountants, to audit the books and accounts of the Company for the year ending March 31, 1999: For: 92,388,910; Against: 84,697; Abstentions:
             95,055.

        (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

                  a) Exhibits.

                  The exhibits listed below are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

                  2.1 Agreement and Plan of Reorganization, dated as of August 25, 1998, by and among FORE Systems, Inc., Fastwire Acquisition Corporation and Berkeley Networks, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 11, 1998.

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


                  10.1 FORE Systems, Inc. Change in Control Separation Plan (as amended and restated effective September 4, 1998).

                  27.1.    Financial Data Schedule.

                  b) Reports on Form 8-K.

                  On September 18, 1998 the Company filed a Current Report including Items 2 and 7 of Form 8-K, dated September 11, 1998, in connection with the Company's acquisition of Berkeley Networks, Inc., which included both historical financial statements of Berkeley and combined pro forma financial information. The Company amended the September 11, 1998 Current Report on Form 8-K on September 23, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FORE SYSTEMS, INC.
                                     (Registrant)


Date:  November 16, 1998             /s/ Bruce E. Haney
                                     ------------------
                                     Bruce E. Haney
                                     Senior Vice President and Chief
                                     Financial Officer
                                     (Authorized Officer and Principal Financial
                                     Officer)

                                  EXHIBIT INDEX

Exhibit No.                      Description
-----------                      -----------

   10.1 FORE Systems, Inc. Change in Control Separation Plan (as amended and restated effective September 4, 1998).

   27.1                          Financial Data Schedule