Form 10-Q
period 1998-12-31
FORE SYSTEMS INC /DE/
filed 1999-02-16
CIK 920000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________to__________

                         Commission file number 0-24156

                               FORE SYSTEMS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                        25-1628117
          --------                                        ----------
(State or Other Jurisdiction of                         (I.R.S Employer
 Incorporation or Organization)                       Identification No.)

              1000 FORE Drive, Warrendale, Pennsylvania 15086-7502
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (724) 742-4444
                                                           --------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at February 1, 1999
----------------------------                 -------------------------------
Common Stock, $.01 par value                         111,239,447 Shares

                                    FORM 10-Q

                               FORE SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                               Number

PART I.                    FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           FORE Systems, Inc. Consolidated Balance
                           Sheet as of December 31, 1998 and
                           March 31, 1998                                                        3

                           FORE Systems, Inc. Consolidated Statement
                           of Operations for the three months and
                           nine months ended December 31, 1998 and 1997                          4

                           FORE Systems, Inc. Consolidated Statement
                           of Cash Flows for the three months and
                           nine months ended December 31, 1998 and 1997                          5

                           Notes to Unaudited Consolidated Financial
                           Statements                                                            6-12

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                         13-20

         Item 3.           Quantitative and Qualitative Disclosures about Market Risk            20

PART II.                   OTHER INFORMATION

         Item 1.           Legal Proceedings                                                     21

         Item 6.           Exhibits and Reports on Form 8-K                                      21-22

         Signature                                                                               23

         Exhibit Index                                                                           24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               FORE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             (UNAUDITED)
                                                                             DECEMBER 31,       MARCH 31,
                                                                               1998                1998
                                                                          ---------------     ---------------


                                     ASSETS
Current assets:
      Cash and cash equivalents                                                 $189,432           $ 127,231
      Short-term investments                                                     172,048             186,999
      Accounts receivable, net of allowance for doubtful
         accounts of $6,521 at December 31, 1998 and
         $7,194 at March 31, 1998                                                124,163             111,347
      Inventories                                                                 87,053              70,388
      Deferred income taxes                                                       36,533              36,620
      Prepaid expenses and other current assets                                   18,101              12,127
                                                                          ---------------     ---------------
         Total current assets                                                    627,330             544,712
Fixed assets, net                                                                 70,848              71,495
Other non-current assets                                                           6,642               5,000
                                                                          ---------------     ---------------

                     Total assets                                               $704,820           $ 621,207
                                                                          ===============     ===============


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                          $ 48,811           $  37,240
      Accrued payroll and related costs                                           18,350              18,560
      Income taxes payable                                                        12,695              13,789
      Deferred revenue                                                            46,194              28,719
      Other current liabilities                                                   21,999              15,881
                                                                          ---------------     ---------------
         Total current liabilities                                               148,049             114,189
                                                                          ---------------     ---------------

Commitments and contingencies
Stockholders' equity:
      Common stock, par value $.01 per share; 300,000,000
         shares authorized; shares issued:
         111,158,727 at December 31, 1998 and 100,302,143
         at March 31, 1998                                                       640,871             423,782
      Retained earnings (accumulated deficit)                                    (79,720)             88,285
      Treasury stock, at cost:
         165,714 shares at December 31, 1998 and 137,310
         shares at March 31, 1998                                                 (3,253)             (3,252)
      Cumulative translation adjustment                                             (590)               (101)
      Valuation allowance for short-term investments                                (537)             (1,696)
                                                                          ---------------     ---------------
         Total stockholders' equity                                              556,771             507,018
                                                                          ---------------     ---------------

                     Total liabilities and stockholders' equity                 $704,820           $ 621,207
                                                                          ===============     ===============


   The accompanying notes are an integral part of these financial statements.

                               FORE SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    UNAUDITED

                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               DECEMBER 31,                           DECEMBER 31,
                                                       --------------------------             ---------------------------
                                                         1998              1997                  1998             1997
                                                       ---------        ---------             ---------         ---------

Revenue                                                $ 158,724        $ 122,083             $ 444,208         $ 327,161

Cost of sales                                             74,013           53,944               201,185           144,322
                                                       ---------        ---------             ---------         ---------

Gross profit                                              84,711           68,139               243,023           182,839
                                                       ---------        ---------             ---------         ---------
Operating expenses:
          Research and development                        20,760           17,765                58,372            50,802
          Sales and marketing                             44,929           32,577               125,064            92,016
          General and administrative                       7,901            6,182                22,162            16,686
          Purchased research and development                --               --                 199,316              --
          Restructuring charges                             --               --                   5,100              --
                                                       ---------        ---------             ---------         ---------
            Total operating expenses                      73,590           56,524               410,014           159,504
                                                       ---------        ---------             ---------         ---------

Income (loss) from operations                             11,121           11,615              (166,991)           23,335

Interest income, net                                       3,869            3,413                10,930             9,706
Other income (expense)                                       491              199                   233               296
                                                       ---------        ---------             ---------         ---------

Income (loss) before provision for income taxes           15,481           15,227              (155,828)           33,337

Provision for income taxes                                 4,335            5,177                12,177            11,335
                                                       ---------        ---------             ---------         ---------

Net income (loss)                                      $  11,146        $  10,050             $(168,005)        $  22,002
                                                       =========        =========             =========         =========

Net income (loss) per share - basic                    $    0.10        $    0.10             $   (1.61)        $    0.22
                                                       =========        =========             =========         =========

Net income (loss) per share - diluted                  $    0.10        $    0.10             $   (1.61)        $    0.22
                                                       =========        =========             =========         =========



   The accompanying notes are an integral part of these financial statements.

                               FORE SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                    UNAUDITED

                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              DECEMBER 31,                     DECEMBER 31,
                                                                       -------------------------       -------------------------
                                                                          1998            1997           1998             1997
                                                                       ---------       ---------       --------        ---------

Cash flows from operating activities:
      Net income (loss)                                                $  11,146       $  10,050       $(168,005)      $  22,002
      Adjustments to reconcile net income (loss)
          to net cash provided by (used in) operating activities:
              Depreciation and amortization                                9,641           6,915          26,796          18,570
              Deferred income tax benefit                                  4,441            (739)          5,442          (1,710)
              Purchased research and development                            --              --           199,316            --
              Income tax benefit related to stock options                    456            --             5,112           1,376
              Cumulative translation adjustment                             (242)           (423)           (489)           (268)
              Change in operating assets and liabilities:
                  Accounts receivable                                    (11,792)          4,108         (12,814)        (12,616)
                  Inventories                                            (13,584)         (1,694)        (16,286)        (12,151)
                  Prepaid expenses and other current assets                   (6)            935         (10,286)         (5,434)
                  Accounts payable                                        12,455         (10,523)            (20)         (1,821)
                  Accrued liabilities                                      3,246           1,094             510           6,245
                  Prepaid income taxes and income taxes payable           (1,590)          5,504          (1,094)         10,512
                  Deferred revenue                                         9,280           3,860          17,463           6,862
                                                                       ---------       ---------       ---------       ---------
Net cash provided by operating activities                                 23,451          19,087          45,645          31,567
                                                                       ---------       ---------       ---------       ---------
Cash flows from investing activities:
      Purchases of short-term investments                                (64,076)        (53,775)       (139,744)       (152,710)
      Redemption and sale of short-term investments                       68,983          21,133         155,854         146,296
      Investment in other non-current assets                                 145            --            (1,642)           --
      Capitalization of software development costs                          (413)           (527)         (2,055)         (1,112)
      Acquisition of businesses, net of cash acquired                       --              --               844            --
      Purchases of fixed assets                                           (6,890)        (13,954)        (22,479)        (37,101)
                                                                       ---------       ---------       ---------       ---------
Net cash used in investing activities                                     (2,251)        (47,123)         (9,222)        (44,627)
                                                                       ---------       ---------       ---------       ---------
Cash flows from financing activities:
      Principal payments on notes payable and capital lease
          obligations                                                       --              --              --               (21)
      Purchase of treasury stock                                            --              --                (1)           --
      Proceeds from issuance of Common stock                               4,338           3,484          25,779          12,814
                                                                       ---------       ---------       ---------       ---------
Net cash provided by financing activities                                  4,338           3,484          25,778          12,793
                                                                       ---------       ---------       ---------       ---------

Increase (decrease) in cash and cash equivalents                          25,538         (24,552)         62,201            (267)

Cash and cash equivalents at beginning of period                         163,894         153,709         127,231         129,424
                                                                       ---------       ---------       ---------       ---------

Cash and cash equivalents at end of period                             $ 189,432       $ 129,157       $ 189,432       $ 129,157
                                                                       =========       =========       =========       =========


   The accompanying notes are an integral part of these financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

NOTE 1.  Interim Financial Statements

         The accompanying unaudited interim consolidated financial statements of FORE Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for such periods. The results of operations for the three and nine month periods ending December 31, 1998 are not necessarily indicative of results which may be achieved for the entire fiscal year ending March 31, 1999. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 as filed with the Securities and Exchange Commission.

NOTE 2.  Inventories (in thousands)

         Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and include raw material components, processing costs and manufacturing overhead costs.
Inventories are summarized as follows:

                                    December 31, 1998           March 31, 1998
                                    -----------------           --------------
Raw Materials                            $ 22,956                  $15,120
Work in Process                            12,358                   11,512
Finished Goods                             51,739                   43,756
                                         --------                  -------
Total Inventories                        $ 87,053                  $70,388
                                         ========                  =======

NOTE 3.  Lease Commitments

          In December 1998, the Company entered into agreements to construct and lease manufacturing and operating facilities on land adjacent to the Company's headquarters, which was purchased by the Company. The lessor has committed to fund a maximum of $20.5 million for the construction of the building. Upon completion of construction, the Company will lease the facilities under an eight-year operating lease and has options to renew the lease for two additional five-year terms (subject to certain conditions). Future annual minimum rental payments under the lease are approximately $1.5 million and are expected to commence in fiscal year 2000. During the construction period, the Company guaranties the repayment of 90% of certain project costs expended or financed by the lessor, which amount is estimated not to exceed $18 million, and under certain circumstances guaranties the repayment of 100% of all project costs expended or financed by the lessor. During the lease period, the Company guaranties all of its obligations under the lease.

          The Company may, at its option, purchase the facilities during or at the expiration of the term of the lease at an amount equal to the remaining balance of any debt of the lessor related to the construction of the facilities plus any applicable prepayment penalties. The Company has the right to obtain a purchaser for the facility upon the termination of the lease. If the Company exercises this remarketing option and obtains a buyer for the facility, the Company guaranties to the lessor a residual value for the facility of approximately $14 million, an amount that was determined at the lease inception date. Should the Company not exercise the remarketing option, the Company will be required to purchase the facility at the termination of the lease for approximately $19 million.

         As part of the above lease transaction, the Company will pledge approximately $19.5 million of marketable securities (valued as of completion of construction) as collateral for specified obligations of the lessor. The Company under its investment policy will manage these securities. In addition, under the terms of the lease, the Company is required to comply with certain financial covenants including the maintenance of a minimum tangible net worth. Other restrictive covenants limit indebtedness and the payment of dividends.

          The lease transaction entered into in December 1998 is tied to the lease for the Company's existing headquarters facilities. As such, the lease contains cross default provisions with the previous lease, and the Company must exercise purchase options, renewal options and remarketing options with respect to all buildings at the headquarters. Should the Company elect to purchase, or be required to purchase, all facilities at its headquarters, the total purchase price would approximate $43 million.

NOTE 4.  Legal Proceedings

         In July and August 1997, the Company was notified that it was a party to seven nearly identical class action lawsuits, filed in the United States District Court for the Western District of Pennsylvania, alleging certain violations of federal securities laws by the Company and certain of its officers, who were named as defendants in the suits, arising from alleged misstatements or omissions by the Company. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from July 19, 1996 through April 1, 1997, inclusive. Pursuant to court order, the lawsuits were consolidated and a consolidated amended complaint was filed by the lead plaintiffs. The Company and the individual defendants subsequently filed their answer to the consolidated amended complaint. In December, 1998, plaintiffs filed a second consolidated amended complaint and the Company and the individual defendants responded by filing a motion to dismiss, or, in the alternative, for summary judgment. The Company believes the allegations in the consolidated amended complaint are completely without merit and intends to defend this action vigorously. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.

         The Company was served, in October 1998, with a complaint filed by Bell Communications Research, Inc. in the United States District Court for the District of Delaware. The complaint alleges that the Company infringes four patents owned by the plaintiff and seeks compensatory and injunctive relief. The Company subsequently filed its answer to the complaint. The Company believes the allegations in the complaint are completely without merit and intends to defend this action vigorously.

         From time to time, the Company receives notifications alleging that it is or may be infringing the intellectual property rights of third parties. At the present time, the Company is in separate discussions with several such third parties regarding the alleged infringement by the Company of certain patents owned by such third parties.

         In the opinion of management, the ultimate outcome of the complaint filed by Bell Communications Research, Inc. or of any of the above referenced potential intellectual property claims by third parties will not have a material adverse effect on the results of operations or the financial position of the Company. However, in the course of defending any of these matters, the Company may incur substantial legal and other expenses, and certain managers of the Company may expend substantial amounts of time and effort, diverting the attention of such managers from other activities. In addition, because the ultimate outcome of matters of this type can be difficult to predict with accuracy, it is possible that an unfavorable resolution of any of these matters could materially adversely affect the Company's results of operations or its financial position in a particular future period or periods.

NOTE 5.  Business Combination

         On September 11, 1998, the Company acquired Berkeley Networks, Inc., a California corporation ("Berkeley"), by means of a merger (the "Merger") of a wholly-owned subsidiary of the Company, Fastwire Acquisition Corporation, a Delaware corporation ("Fastwire"), with and into Berkeley. Berkeley, which designs and develops multi-gigabit routing switch platforms based on Windows NT and advanced stateful inspection switching ASICs, was a development stage enterprise that had generated no significant revenues and had not shipped a completed product at the time the acquisition was completed.

         The Company issued a total of approximately 8.6 million shares of Common stock to the former shareholders of Berkeley and granted to former holders of options to purchase Berkeley Common stock a total of approximately
0.6 million substitute stock options to purchase the Company's Common stock. Pursuant to the terms of the Merger, additional consideration of up to a total of $30,000,000 in cash (the "Earn-Out Payments") was to be paid by the Company based on Berkeley achieving certain technological advances and/or attaining certain revenue goals in the period commencing on September 11, 1998 and ending on the second anniversary thereof. Since the acquisition date, the Company has made Earn-Out Payments of approximately $8.8 million, based on the payment schedule established by the terms of the Merger, to the former equity holders of Berkeley.

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

         The purchase price paid in Company stock and options and including the Earn-Out Payments made to date of $8.8 million totaled $196.6 million. Additional costs incurred in connection with the closing of the transaction ($6.5 million) and restructuring charges of the acquired company for certain assets, closing of facilities and employee termination costs ($2.0 million) results in a total purchase price of $205.1 million. The Company may be required to pay up to an additional $10 million based on the achievement of certain technological advances prior to March 31, 1999 and an additional $10 million based on the attainment of certain revenue goals prior to September 11, 2000. Depending on the amount and nature of any additional consideration paid, the amount of intangible assets and corresponding periodic amortization would be increased.

         The table below summarizes the purchase price allocation, excluding the additional $20 million that may be recorded based on certain technological advances and/or certain revenue goals being achieved over the next 2 years:

                                                       Value
                                                     ---------
     Current assets                                  $   1,311
     Property, plant and equipment                       2,168
     Assembled work force                                1,700
     Purchased research and development                199,316
     Liabilities                                        (4,671)
     Deferred tax asset                                  5,355
                                                    ----------
     Total purchase price                             $205,179
                                                    ----------

         As of the acquisition date, it was determined that technological feasibility of the in-process technology had not been established, Berkeley had generated no significant revenue, had not shipped a completed product and the technology had no alternative future use. Accordingly, no value was assigned to existing technology. Therefore, in accordance with generally accepted accounting principles, the Company has expensed the amount of purchase price allocated to purchased research and development of approximately $199 million.

         The value assigned to purchased research and development was determined by identifying three research projects in areas for which technological feasibility had not been established as of the date of the acquisition. These projects were the E4, the E8 and the EZ Switch (collectively the "projects"). The E4 is a stackable Ethernet/Fast Ethernet/Gigabit Ethernet switch offering "pay-as-you-go" bandwidth scalability and designed for medium size LAN backbones. The E8 is a modular platform expected to deliver high network performance to enterprise LAN backbones, and designed to meet the demands of the corporate data center and to operate at a processing rate of more than 38 million packets per second. The EZ Switch is a workgroup edge switch which will be targeted toward the low-cost stackable market and will allow for low-cost forwarding devices to employ higher-end processing and memory architectures toward the route calculation and distribution functions.

         The value assigned to purchased research and development was determined by estimating the costs to develop the purchased research and development into commercially viable products; estimating the resulting net cash flows from such projects; and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased research and development. At the acquisition date, the efforts remaining to develop the purchased research and development into commercially viable products principally related to the completion of all planning, designing, prototyping, high-volume manufacturing, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications including functions, features and technical performance requirements.

         The projects identified made up 100% of the total charge for purchased research and development. Commercial versions of the E4 and the E8 were first shipped to customers late in the quarter ended December 31, 1998. Development of the EZ Switch is not yet complete. Management expects that development of the EZ Switch will be completed prior to March 31, 2000. If such development is completed on schedule, management expects that sales of the product will commence prior to March 31, 2000. Research and development costs related to the E4, the E8 and the EZ switch projects incurred through the acquisition date and the quarter ended December 31, 1998 were $12.6 million and $15.4 million, respectively. Estimated costs to complete these projects are $2.3 million.

         Estimated revenues for the purchased in-process products commence in fiscal year 1999 and increase through fiscal year 2002, at which time they are assumed to decrease through fiscal year 2004, as newer products are released. These assumptions are based on management's estimates of market size and growth (which are supported by independent market data), expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. The estimated gross margins as a percentage of revenues are expected to be higher on a stand alone basis as compared to historical gross margin percentages due to the product features and selling into a less price sensitive market. The estimated selling, general and administration costs were assumed to be lower as a percentage of revenue on a stand alone basis as compared to historical percentages due to the type of markets and purchasing patterns of the customers. Research and development costs were based on costs estimated to complete the projects and maintenance costs after the products are completed. The assumed income tax rate was 28%. The discount rate used in discounting the net cash flows from purchased research and development averaged 30%.

         In connection with this acquisition, the Company allocated the fair values of the net assets acquired, including purchased research and development, based upon an independent third party appraisal. Significant assumptions used to determine the value of the purchased research and development included financial projections for revenues, gross margin, selling and administrative costs and research and development costs and an applicable income tax rate. The company believes that the assumptions used in the forecasts were reasonable at the time of the business combination. No assurance can be given, however, that the underlying assumptions used to estimate expected project revenues, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary materially from the projected results.

         Since the acquisition date the E4, E8 and EZ Switch have progressed generally as expected under the assumptions used in the valuation. Revenues and costs from these projects have not differed materially from the original projections and estimates used in the assumptions.

         In addition, the Company incurred restructuring charges during the quarter ended September 30, 1998 of $5.1 million related primarily to the closing of the Company's facilities and certain employee termination costs. The decision to close such facilities and to terminate such employees was made in connection with the acquisition of Berkeley in order to rationalize and better align the Company's resources following the acquisition. Cost savings are expected to result from the changes related to the restructuring activities.

         The Company has received a letter from the Securities and Exchange Commission (the "Commission") requesting additional information with respect to the calculation and treatment of such purchased research and development, as well as information concerning a restructuring charge of $5.1 million which the Company recorded in connection with the acquisition of Berkeley. The Company believes that it has appropriately assigned fair values in connection with the acquisition of Berkeley, including purchased research and development, and that it has appropriately recorded restructuring charges in accordance with generally accepted accounting principles. However, the Commission, in recent public statements and in communications with other companies in the computer networking and other technology industries, has challenged the valuation methodologies used in valuing purchased research and development. The Company, as a result of discussions with the Commission, may be required to restate its financial statements for the periods ended September 30, 1998 and December 31, 1998 with respect to the treatment of the in process research and development acquired from Berkeley and/or in connection with the restructuring charges related to such acquisition. Any such restatement would increase goodwill and intangibles and result in charges against the Company's earnings in future periods, and may have a material adverse effect on the Company's results of operations in such future periods.

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

                                     Pro Forma of the Nine Months
                                     Ended December 31,

                                     1998                       1997

Revenue                              $444,313                   $327,161
Income from operations                 29,432                     18,876
Net income                             27,047                     17,669
Earnings per share - basic           $    .25                   $    .18
Earnings per share - diluted         $    .24                   $    .17



NOTE 6.  New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" ("SFAS 133"). This new standard requires recognition of all derivatives as either assets or liabilities at fair value. Based upon the hedging strategies currently used and the level of activity related to derivative instruments, the Company does not anticipate the effect of adoption to have a material impact on either financial position or results of operations. The Company will implement SFAS 133 in fiscal year 2001, as required.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company is currently evaluating the impact of SFAS 131. During the first quarter of fiscal year 1999, the company adopted SFAS 130. This statement establishes standards for reporting and the display of comprehensive income and its components in a primary financial statement. At December 31, 1998 and December 31, 1997, the components of comprehensive income were as follows:

THREE MONTHS ENDED DECEMBER 31,      1998                       1997

Net Income                           $   11,146                 $ 10,050
Change in currency translation
 adjustment                          $     (242)                $   (423)
Change in unrealized gain (loss)
 on available-for-sale investments   $      343                 $   (306)
                                     ----------                 --------

Comprehensive income                 $   11,247                 $  9,321
                                     ==========                 ========

NINE MONTHS ENDED DECEMBER 31,       1998                       1997

Net Income (loss)                    $ (168,005)                $ 22,002
Change in currency translation
 adjustment                          $     (489)                $   (268)
Change in unrealized gain (loss)
 on available-for-sale investments   $    1,159                 $    (56)
                                     ----------                 --------

Comprehensive income (loss)          $ (167,335)                $ 21,678
                                     ==========                 ========



NOTE 7.  Earnings Per Share (in thousands except per-share data)

         In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings per share"("SFAS 128") was issued by the FASB. Under SFAS 128, "basic earnings per share" is calculated based upon the weighted average number of common shares actually outstanding and "diluted earnings per share" is calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. Since the Company had a net loss for the nine month period ended December 31, 1998, the dilutive effect of other potential common shares has been excluded from the calculation. Common share equivalents consisting of common shares issuable on exercise of outstanding options are computed using the treasury method.


THREE MONTHS ENDED DECEMBER 31,                       1998             1997

Net income available to common stockholders           $ 11,146         $ 10,050
                                                      --------         --------

Shares used for basic per share computation
     weighted average shares outstanding               109,791           99,564

Effect of dilutive securities:

     Stock options                                       5,399            2,969
                                                      --------         --------

Shares used for diluted per share computation          115,190          102,533
                                                      ========         ========

Net income per share:

     Basic                                            $    .10         $    .10
                                                      ========         ========

     Diluted                                          $    .10         $    .10
                                                      ========         ========

NINE MONTHS ENDED DECEMBER 31,                         1998           1997

Net income (loss) available to common stockholders     $(168,005)     $  22,002
                                                       ---------      ---------

Shares used for basic per share computation
     weighted average shares outstanding                 104,572         99,000

Effect of dilutive securities:

     Stock options                                          --            2,850
                                                       ---------      ---------

Shares used for diluted per share computation            104,572        101,850
                                                       =========      =========

Net income (loss) per share:

     Basic                                             $   (1.61)     $     .22
                                                       =========      =========

     Diluted                                           $   (1.61)     $     .22
                                                       =========      =========

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

     The Company issued a total of approximately 8.6 million shares of Common stock to the former shareholders of Berkeley and granted to former holders of options to purchase Berkeley Common stock a total of approximately 0.6 million substitute stock options to purchase the Company's Common stock. Pursuant to the Reorganization Agreement, additional consideration of up to a total of $30,000,000 in cash (the "Earn-Out Payments") was to be paid by the Company based on Berkeley achieving certain technological advances and/or attaining certain revenue goals in the period commencing on September 11, 1998 and ending on the second anniversary thereof. Since the closing date, the Company has made Earn-Out Payments of approximately $8.8 million, based on the payment schedule established by the Reorganization Agreement, to the former equity holders of Berkeley. The Company accounted for the acquisition under the purchase method of accounting.

QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1997

     REVENUE. Revenue increased by 30% to $158.7 million in the quarter ended December 31, 1998, from $122.1 million in the quarter ended December 31, 1997. The distribution of revenue from sales to domestic and foreign customers was 73% and 27%, respectively, in the quarter ended December 31, 1998. This compares with 68% and 32%, respectively, in the corresponding quarter in 1997. In the quarter ended December 31, 1998, the distribution of revenue from sales to foreign customers by geographic region was 19%, 4% and 4% for Europe (which includes Middle East and Africa), Pacific Rim and other, respectively. Geographic mix for the corresponding quarter in 1997 was 20%, 9% and 3%, respectively. Revenue increased by 36% to $444.2 million for the nine month period ended December 31, 1998, as compared to $327.2 million in the corresponding nine month period in 1997. The distribution of revenue from sales to domestic and foreign customers was 72% and 28%, respectively, in the nine month period ended December 31, 1998. This compares with 70% and 30%, respectively, in the corresponding period in 1997. The distribution of revenue from sales to foreign customers by geographic region for the nine month period ended December 31, 1998 was 19%, 5% and

4% for Europe (which includes Middle East and Africa), Pacific Rim and other, respectively. Geographic mix for the corresponding nine month period in 1997 was 18%, 7% and 5%, respectively. The increase in revenue dollars was attributable to the increased market acceptance of ATM and, to a lesser extent, LAN switching products.

     The Company measures overall unit volume for its switching products based on the number of ATM ports or network connections shipped. The total number of ATM ports shipped in the quarter ended December 31, 1998 was 53,500 (48,000 enterprise ports, 5,500 service provider ports), as compared with 45,000 (40,000 enterprise ports, 5,000 service provider ports) in the previous year's corresponding period. The total installed base of ATM ports as of December 31, 1998 was 465,000, as compared with 263,000 at December 31, 1997. The total number of LAN switching ports shipped in the quarter ended December 31, 1998 was 159,500, as compared with 135,000 in the previous year's corresponding period. The total number of adapter cards shipped in the quarter ended December 31, 1998 was 21,400, as compared with 12,700 in the previous year's corresponding period. The total installed base of adapter cards as of December 31, 1998 was 168,500 as compared with 93,000 at December 31, 1997. In the quarter ended December 31, 1998, revenue mix, as a percentage of revenue, among ATM switching products, LAN switching products, adapter cards and other revenue (principally service support and development contracts) was 63%, 24%, 4% and 9%, respectively. Revenue mix for the corresponding quarter in 1997 was 59%, 28%, 4% and 9%, respectively. Average selling price per ATM port during the quarter ended December 31, 1998 was $1,900, as compared to $1,600 in the corresponding quarter in 1997. Average selling price per LAN switching port was $235 in the quarter ended December 31, 1998 as compared to $300 in the corresponding quarter in 1997. Average selling price for adapter cards shipped during the quarter ended December 31, 1998 was $300, as compared to $400 in the previous year's quarter ended December 31, 1997. In January of 1998, the Company reduced the price of certain of its ATM workgroup products by up to 40%.

     GROSS PROFIT. Gross profit increased to $84.7 million or 53.4% as a percentage of revenue in the quarter ended December 31, 1998, as compared to gross profit of $68.1 million or 55.8% as a percentage of revenue in the corresponding quarter in 1997. Gross profit of $243.0 million or 54.7% as a percentage of revenue for the nine month period ended December 31, 1998, compares to gross profit of $182.8 million or 55.9% as a percentage of revenue during the same period in the previous year. The dollar increase in gross profit was largely attributable to the increase in revenue. The gross margin percentage decline in the three month and nine month periods ended December 31, 1998 was directly attributable to a single government contract. Gross margin percentage for the quarter ended December 31, 1998 excluding this government contract would have been 55.5%. This seven-year government contract commenced in August 1998 and the impact on future gross margin cannot be determined because the contract includes fixed prices for certain products but does not include any volume commitment. The Company intends to price its products competitively. There can be no assurance that the gross profit percentage can be maintained at the current level.

     RESEARCH AND DEVELOPMENT. Research and development expense was $20.8 million or 13.1% of revenue in the quarter ended December 31, 1998, as compared to $17.8 million or 14.5% of revenue in the corresponding quarter in 1997. Research and development expense for the nine month period ended December 31, 1998 was $58.4 million or 13.1% of revenue, as compared to $50.8 million or 15.6% of revenue in the year ago nine month period. The increase in research and development expense in dollars was largely attributable to increased purchases of research and development materials, increased hiring of engineering employees and increases in depreciation. The decrease in research and development expense as a percentage of revenue was primarily attributable to increased revenue absorbing a greater portion of the Company's expenses. The number of employees of the Company engaged in research and development increased to 451 at December 31, 1998, from 415 at December 31, 1997. The Company plans to make appropriate expenditures for research and development, but does not expect the overall expenditures to increase materially as a percentage of revenue.

     SALES AND MARKETING. Sales and marketing expense was $44.9 million or 28.3% of revenue for the quarter ended December 31, 1998, as compared to $32.6 million or 26.7% of revenue in the corresponding quarter in 1997. Sales and marketing expense for the nine month period ended December 30, 1998 was $125.1 million or 28.2% of revenue, as compared to $92.0 million or 28.1% of revenue in the year ago nine month period. Comparing the quarter ended December 31, 1998 versus the corresponding quarter in 1997, the increase in sales and marketing expense in dollars and as a percentage of revenue for the quarter ended December 31, 1998 was largely the result of hiring additional sales, marketing and support personnel (including training and documentation), increased marketing promotion costs and increases in depreciation. The number of employees of the Company engaged in sales and marketing activities increased to 924 at December 31, 1998, from 725 at December 31, 1997. The Company has and expects to continue to increase sales and marketing expenses in dollars, but not as a percentage of revenue, both domestically and internationally as a part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence.

     GENERAL AND ADMINISTRATIVE. General and administrative expense was $7.9 million or 5.0% of revenue in the quarter ended December 31, 1998, as compared to $6.2 million or 5.1% of revenue in the corresponding quarter in 1997. General and administrative expense for the nine month period ended December 31, 1998 was $22.2 million or 5.0% of revenue, as compared to $16.7 million or 5.1% of revenue in the year ago nine month period. The dollar increase in general and administrative expense was largely due to increased salary costs, increased hiring of administrative staff, including those engaged in systems administration, accounting and human resources and increased costs for professional services and depreciation. The number of employees of the Company engaged in general and administrative activities increased to 219 at December 31, 1998, from 167 at December 31, 1997. The Company plans to make appropriate expenditures in the general and administrative organization as necessary, but does not expect the overall expenditures to increase materially as a percentage of revenue.

     PURCHASED RESEARCH AND DEVELOPMENT. In connection with the acquisition of Berkeley, the Company allocated $199.3 million of the purchase price to purchased research and development that had not reached technological feasibility as of September 11, 1998. The Company expensed such amount as a non-recurring charge in the fiscal quarter ended September 30, 1998.

      RESTRUCTURING CHARGES. In connection with the acquisition of Berkeley, the Company recorded a restructuring charge of $5.1 million related primarily to the closing of duplicate facilities and certain employee termination costs. The Company expensed such amount as a non-recurring charge in the fiscal quarter ended September 30, 1998.

     INTEREST INCOME. Interest income, net of interest expense, was $3.9 million and $10.9 million, respectively, in the quarter and nine months ended December 31, 1998, as compared to $3.4 million and $9.7 million in the corresponding quarter and nine month period in 1997.

     INCOME TAXES. In the quarter ended December 31, 1998, the provision for income taxes was $4.3 million, or an effective rate of 28%, as compared to $5.2 million, or an effective rate of 34%, in the previous year's quarter ended December 31, 1997. The provision for income taxes recorded in the nine month period ended December 31, 1998 was $12.2 million, or an effective rate of 28%, exclusive of the effect of one-time non-deductible purchased research and development expense, as compared to $11.3 million, or an effective rate of 34%, in the corresponding nine month period in 1997. The decrease in the effective tax rate is primarily the result of certain tax advantages associated with the operation of the Dublin, Ireland manufacturing facility.

     NET INCOME (LOSS). Net income for the three month period ended December 31, 1998 was $11.1 million or $.10 per diluted share compared to net income of $10.1 million or $0.10 per diluted share for the corresponding period in the previous fiscal year. Net loss for the nine month period ended December 31, 1998 was $168.0 million or $1.61 per diluted share compared to net income of $22.0 million or $0.22 per diluted share for the corresponding period in 1997. Net loss for the nine month periods ended December 31, 1998 included purchased research and development expenses of $199.3 million and restructuring charges of $5.1 million. Excluding these charges and any tax effect, the net income for the nine month period ended December 31, 1998 was $35.0 million or $.32 per diluted share.

YEAR 2000

      The Company continues to evaluate the possible impact of Year 2000 on its products, internal information technology systems and non-information technology systems and third party suppliers. The Company believes that all of its current products are Year 2000 compliant, in that they will be able to distinguish accurately between 20th century and 21st century dates. However, certain products previously sold by the Company are not Year 2000 compliant, and the Company has instituted an upgrade program for such non-compliant products. The Company believes that the costs associated with such program will not have a material adverse effect on its financial position or results of operations. The failure of any of the Company's products to be Year 2000 compliant could result in increased warranty claims and other liabilities.

     The Company believes that most of its internal information technology systems are Year 2000 compliant. However, the Company continues to evaluate its internal information technology systems and is in the process of implementing upgrades to certain systems. In addition, the Company is also assessing other non-information technology equipment and systems and related business processes used in its operations. The Company plans to have a full assessment of such equipment, systems and processes completed in the first quarter of calendar year 1999 and test and deploy solutions during the first and second quarters of calendar year 1999. The Company expects that all of its equipment, systems and processes will be Year 2000 compliant early in the third quarter of calendar year 1999. The Company believes that the costs of converting or replacing equipment, systems and related business processes that are not Year 2000 compliant will not have a material adverse effect on the Company's financial position or results of operations.

     The Company is also assessing the possible effect on its operations of the Year 2000 readiness of its suppliers of products and services, as well as its customers. The Company has submitted questionnaires to its suppliers in order to solicit information concerning the Year 2000 readiness of such suppliers. The Company has material relationships with certain third party manufacturers and a Year 2000 problem which results in any such manufacturer being unable to deliver products to the Company could materially adversely affect the Company. There can be no assurance that the information systems and other business processes of the Company's suppliers and customers will be Year 2000 compliant, and it is possible that various business functions which require the interaction of the Company's systems with those of suppliers or customers will fail or malfunction in the Year 2000. Such failure or malfunction could materially adversely affect the Company's financial position or results of operation.

     In addition, it is possible that the Company's revenue may be adversely affected if current and prospective customers divert their spending resources away from networking equipment over the next two years in order to correct or replace information systems which are not Year 2000 compliant.

     The Company expects to finalize a preliminary estimate of Year 2000 project costs related to the Company's products and internal information and non-information technology equipment and systems during the first quarter of calendar year 1999. Year 2000 related project costs incurred to date are immaterial to the Company's financial position and results of operation. Although the Company expects its products and systems to be Year 2000 compliant on or before December 31, 1999, it cannot predict with complete accuracy the outcome of its Year 2000 program. If its Year 2000 program is not successful or if the systems of suppliers and customers material to the Company fail or malfunction in the Year 2000, the Company's financial position or results of operations may be materially adversely affected. The Company is currently preparing a contingency plan to address possible risks to its internal systems and the consequences of Year 2000 issues among its suppliers and expects such plan to be completed during calendar year 1999. The Company has not yet estimated the costs of implementing the contingency plan, and it is possible that such costs may have a material adverse effect on the Company's financial position or results of operations.

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

     The networking industry has experienced consolidation as industry participants have sought to expand into new technologies and markets. Several recent transactions, such as the acquisition by Northern Telecom Limited of Bay Networks, Inc. and the pending acquisition by Lucent Technologies Inc. of Ascend Communications, Inc. have intensified this trend. Such consolidations may result in the creation of stronger, more powerful competitors, which could increase the competitive risks faced by the Company.

     The Company has in the past and may in the future make acquisitions of companies and technologies in order to compete more effectively. The Company completed the acquisition of Berkeley in September 1998 and in connection therewith, recorded $199.3 million as purchased research and development expense. The Company has received a letter from the Commission requesting additional information with respect to the calculation and treatment of such purchased research and development, as well as information concerning a restructuring charge of $5.1 million which the Company recorded in connection with the acquisition of Berkeley. The Company believes that it has appropriately assigned fair values in connection with the acquisition of Berkeley, including purchased research and development, and that it has appropriately recorded restructuring charges in accordance with generally accepted accounting principles. However, the Commission , in recent public statements and in communications with other companies in the computer networking and other technology industries, has challenged the methodologies used in valuing purchased research and development and in accounting for acquisition-related restructuring charges. The Company, as a result of discussions with the Commission, may be required to restate its financial statements for the periods ended September 30, 1998 and December 31, 1998 with respect to the treatment of the in process research and development acquired from Berkeley and/or in connection with the restructuring charges related to such acquisition. Any such restatement would result in charges against the Company's earnings in future periods, and may have a material adverse effect on the Company's results of operations in such future periods.

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

     Although the Company has historically experienced increasing sales on an annual basis, the Company's rate of revenue growth may be slower than that of certain other networking industry participants. The Company's rate of revenue growth may continue to decline, and there can be no assurance that the Company will experience revenue growth in the future at historic rates or at all.

     The Company has experienced fluctuating operating results on a quarterly and annual basis and may continue to do so. These fluctuations are caused by many factors, including a disproportionate share of sales occurring late in a given quarter, manufacturing lead times and the need to match resources with anticipated demand for newly introduced products, the introduction of new products and technologies by competitors, the pattern and seasonality of customer purchasing cycles, variations in the mix of products sold and sales channels, price competition, manufacturing lead times and changes in economic conditions. These factors make it difficult to predict operating results for any given period, and have led to, and are likely to continue to lead to, volatility in the market price of the Company's Common stock.

     The Company competes in international markets and is, accordingly, subject to numerous risks. Sales to foreign customers in fiscal 1998 decreased in dollars and as a percentage of revenue in comparison with fiscal 1997 and have continued to decline as a percentage of revenue in the first three quarters of fiscal 1999. There can be no assurance that such sales will not decline. In addition, the Company's international business may be adversely affected by foreign regulatory requirements, changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, difficulties in distribution, slower payment of invoices, increases in duty rates, foreign political and economic conditions and constraints upon international trade.

     The Company's gross margins in the three months and the nine months ended December 31, 1998 were adversely affected by a government contract. This government contract has a duration of seven years, and if the government were to purchase significant quantities of products thereunder, the Company's gross margins will continue to be adversely affected in future periods. In addition, gross margins have been adversely affected and may continue to be adversely affected by competitive pricing pressures and a change in the mix of products sold toward lower-margin workgroup and desktop products for both ATM and Ethernet. In addition, the Company's operating margins may be adversely affected by the need to hire additional sales, marketing and other personnel. The Company plans its operating expense levels based primarily on forecasted revenue, and a shortfall in revenue would be likely to lead to operating results being lower than expected. Any such failure to meet expectations could result in a decrease in the market price of the Company's Common stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed most of its working capital and capital expenditure requirements to date primarily through cash proceeds from public offerings and cash generated from operations.

     Net cash provided by operations was $45.6 million for the nine month period ended December 31, 1998. Net cash provided by operations was the result of net income (net of purchased research and development expenses) and an increase to deferred revenue offset somewhat by increases to inventories, accounts receivable and prepaid expenses and other current assets. Net cash provided by operations was $31.6 million for the nine month period ended December 31, 1997. Net cash provided by operations was the result of net income and increases to prepaid income taxes and income taxes payable, accrued liabilities and deferred revenue offset somewhat by increases to accounts receivable and inventories. The increase in accounts receivable and inventories was due to increased revenue. The Company's investing activities to date have been primarily for the purchase of fixed assets to support the Company's growth.

     At December 31, 1998, the Company had cash and cash equivalents of approximately $189.4 million, short-term investments of $172.0 million and an unused line of credit of $20 million.

     In December 1998, the Company entered into agreements to construct and lease manufacturing and operating facilities on land adjacent to the Company's headquarters, which was purchased by the Company. The lessor has committed to fund a maximum of $20.5 million for the construction of the building. Upon completion of construction, the Company will lease the facilities under an eight-year operating lease and has options to renew the lease for two additional five-year terms (subject to certain conditions). Future annual minimum rental payments under the lease are approximately $1.5 million and are expected to commence in fiscal year 2000. During the construction period, the Company guaranties the repayment of 90% of certain project costs expended or financed by the lessor, which amount is estimated not to exceed $18 million, and under certain circumstances guaranties the repayment of 100% of all project costs expended or financed by the lessor. During the lease period, the Company guaranties all of its obligations under the lease.

     The Company may, at its option, purchase the facilities during or at the expiration of the term of the lease at an amount equal to the remaining balance of any debt of the lessor related to the construction of the facilities plus any applicable prepayment penalties. The Company has the right to obtain a purchaser for the facility upon the termination of the lease. If the Company exercises this remarketing option and obtains a buyer for the facility, the Company guaranties to the lessor a residual value for the facility of approximately $14 million, an amount that was determined at the lease inception date. Should the Company not exercise the remarketing option, the Company will be required to purchase the facility at the termination of the lease for approximately $19 million.

     As part of the above lease transaction, the Company will pledge approximately $19.5 million of marketable securities (valued as of completion of construction) as collateral for specified obligations of the lessor. The Company under its investment policy will manage these securities. In addition, under the terms of the lease, the Company is required to comply with certain financial covenants including the maintenance of a minimum tangible net worth. Other restrictive covenants limit indebtedness and the payment of dividends.

     The lease transaction entered into in December 1998 is tied to the lease for the Company's existing headquarters facilities. As such, the lease contains cross default provisions with the previous lease, and the Company must exercise purchase options, renewal options and remarketing options with respect to all buildings at the headquarters. Should the Company elect to purchase, or be required to purchase, all facilities at its headquarters, the total purchase price would approximate $43 million.

     The Company may be required to pay up to $21.2 million based on the achievement of certain technological advances and/or the attainment of certain revenue goals over the next 2 years. Since the acquisition date, the Company has paid approximately $8.8 million to former equity holders of Berkeley.

     The Company believes that the proceeds from its public offerings, together with its existing sources of liquidity and internally generated cash, will satisfy the Company's projected cash needs through at least the next twelve months. The Company may require additional sources of liquidity to fund future growth, including additional equity offerings or debt financing.

     In July and August 1997, the Company was notified that it was a party to seven nearly identical class action lawsuits, filed in the United States District Court for the Western District of Pennsylvania, alleging certain violations of federal securities laws by the Company and certain of its officers, who were named as defendants in the suits, arising from alleged misstatements or omissions by the Company. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from July 19, 1996 through April 1, 1997, inclusive. Pursuant to court order, the lawsuits were consolidated and a consolidated amended complaint was filed by the lead plaintiffs. The Company and the individual defendants subsequently filed their answer to the consolidated amended complaint. In December, 1998, plaintiffs filed a second consolidated amended complaint and the Company and the individual defendants responded by filing a motion to dismiss, or, in the alternative, for summary judgement. The Company believes the allegations in the consolidated amended complaint are completely without merit and intends to defend this action vigorously. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.

     To date, inflation has not had a material impact on the Company's financial results.


NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" ("SFAS 133"). This new standard requires recognition of all derivatives as either assets or liabilities at fair value. Based upon the hedging strategies currently used and the level of activity related to derivative instruments, the Company does not anticipate the effect of adoption to have a material impact on either financial position or results of operations. The Company will implement SFAS 133 in fiscal year 2001, as required.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company is currently evaluating the impact of SFAS 131. During the first quarter of fiscal year 1999, the company adopted SFAS 130. This statement establishes standards for reporting and the display of comprehensive income and its components in a primary financial statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         In July and August 1997, the Company was notified that it was a party to seven nearly identical class action lawsuits, filed in the United States District Court for the Western District of Pennsylvania, alleging certain violations of federal securities laws by the Company and certain of its officers, who were named as defendants in the suits, arising from alleged misstatements or omissions by the Company. Plaintiffs seek compensatory damages for injuries allegedly incurred by purchasers of the Company's stock during the period from July 19, 1996 through April 1, 1997, inclusive. Pursuant to court order, the lawsuits were consolidated and a consolidated amended complaint was filed by the lead plaintiffs. The Company and the individual defendants subsequently filed their answer to the consolidated amended complaint. In December, 1998, plaintiffs filed a second consolidated amended complaint and the Company and the individual defendants responded by filing a motion to dismiss, or, in the alternative, for summary judgement. The Company believes the allegations in the consolidated amended complaint are completely without merit and intends to defend this action vigorously. Management believes that the ultimate outcome of these claims will not have a material adverse effect on the results of operations or financial position of the Company.

         The Company was served, in October 1998, with a complaint filed by Bell Communications Research, Inc. in the United States District Court for the District of Delaware. The complaint alleges that the Company infringes four patents owned by the plaintiff and seeks compensatory and injunctive relief. The Company subsequently filed its answer to the complaint. The Company believes the allegations in the complaint are completely without merit and intends to defend this action vigorously.

         Although management believes that the ultimate outcome of pending legal proceedings will not have a material adverse effect on the Company's financial position or results of operations, litigation is subject to inherent uncertainties, and an unfavorable outcome may have a material adverse effect on the results of operations in a particular future period or periods.


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

                  10.1 Participation Agreement, dated as of December 14, 1998, by and among FORE Systems, Inc., Wilmington Trust Company, Mellon Financial Services Corporation #4 and Mellon Bank, N.A.

                  10.2 Lease and Open End Mortgage, dated as of December 14, 1998, by and between FORE Systems, Inc. and Wilmington Trust Company.

                  10.3 Guaranty, dated as of December 14, 1998, by and among FORE Sytems, Inc., Mellon Bank, N.A. and Mellon Financial Services Corporation #4.

                  10.4 Guaranty Agreement, dated as of December 14, 1998, by and among FORE Systems Holding Corporation, Mellon Bank, N.A. and Mellon Financial Services Corporation #4.

                  10.5 Pledge and Security Agreement, dated as of December 14, 1998, by and among FORE Systems Holding Corporation, Mellon Bank, N.A., Mellon Financial Services Corporation #4 and Mellon Bank, N.A., as custodian.


                  27.1 Financial Data Schedule.

                  b)       Reports on Form 8-K.

                  On October 1, 1998, the Company filed a Current Report on Form 8-K in connection with the issuance of a press release announcing preliminary financial results for its second fiscal quarter ended September 30, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               FORE SYSTEMS, INC.
                                               (Registrant)


Date:  February 16, 1999                       /s/ Bruce E. Haney
                                               ------------------
                                               Bruce E. Haney
                                               Senior Vice President and Chief
                                               Financial Officer
                                               (Authorized Officer and Principal
                                               Financial Officer)

                                              EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------
10.1                       Participation Agreement, dated as of December 14,
                           1998, by and among FORE Systems, Inc., Wilmington
                           Trust Company, Mellon Financial Services Corporation
                           #4 and Mellon Bank, N.A.

10.2                       Lease and Open End Mortgage, dated as of December 14,
                           1998, by and between FORE Systems, Inc. and Wilmington Trust Company.

10.3 Guaranty, dated as of December 14, 1998, by and among FORE Systems, Inc., Mellon Bank, N.A. and Mellon
                           Financial Services Corporation #4.

10.4 Guaranty Agreement, dated as of December 14, 1998, by and among FORE Systems Holding Corporation, Mellon
                           Bank, N.A. and Mellon Financial Services Corporation
                           #4.

10.5                       Pledge and Security Agreement, dated as of December
                           14, 1998, by and among FORE Systems Holding
                           Corporation, Mellon Bank, N.A., Mellon Financial
                           Services Corporation #4 and Mellon Bank, N.A., as custodian.


27.1                       Financial Data Schedule